Form 10-K
period 2021-12-31
Direct Digital Holdings, Inc.
filed 2022-03-31
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO __________

COMMISSION FILE NUMBER 001-41261

DIRECT DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0662116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1233 West Loop South, Suite 1170
Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(832) 402-1051

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	DRCT	NASDAQ
Warrants to Purchase Common Stock	DRCTW	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant did not have a public float because the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 25, 2022, there were 2,800,000 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,378,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

CERTAIN DEFINITIONS

Unless the context requires otherwise, references in this Annual Report on Form 10-K to:

•	the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including Direct Digital Holdings, LLC, which we refer to as “DDH LLC,” and, unless otherwise stated, its subsidiaries.

•	“Colossus Media” refers to Colossus Media, LLC, the sell-side marketing platform of our business acquired in 2018, operating under the trademarked banner of Colossus SSP™.

•	“DDH LLC” refers to Direct Digital Holdings LLC, a Texas limited liability company jointly owned by the Company and DDM.

•	“DDM” refers to Direct Digital Management, LLC, a Delaware limited liability company indirectly owned by Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, which entity owns LLC Units (as defined below) and which also holds noneconomic shares of Class B common stock. DDM may exchange or redeem its LLC Units for shares of our Class A common stock as described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — DDH LLC Agreement,” together with a cancellation of the same number of its shares of Class B common stock.

•	“Huddled Masses” refers to Huddled Masses, LLC, the buy-side marketing platform of our business, acquired in 2018.

•	“LLC Units” refers to (i) economic nonvoting units in DDH LLC held by us and DDM and (ii) noneconomic voting units in DDH LLC, 100% of which are held by us.

•	“Orange142” refers to Orange142, LLC, the buy-side advertising platform acquired in 2020.

•	“Tax Receivable Agreement” refers to the tax receivable agreement by and among Direct Digital Holdings, DDH LLC and DDM, See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for additional information.

•	“USDM” refers to USDM Holdings, LLC, a holding company owned by Leah Woolford, former manager of DDH LLC, which (i) following the completion of our initial public offering and related transactions on February 15, 2022, holds no LLC Units, no shares of our Class A common stock and no shares of our Class B common stock and (ii) prior to the completion of our initial public offering and related transactions on February 15, 2022, held certain units in DDH LLC.

PART I

ITEM 1.	Business

Company Overview

We are an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021, is the holding company for DDH LLC, the business formed by our founders in 2018 through the acquisitions of Huddled Masses and Colossus Media. Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. Huddled Masses is the platform for the buy-side of our business. In 2020 we acquired Orange142 to further bolster our overall programmatic buy-side advertising platform and enhance our offerings across multiple industry verticals such as travel, healthcare, education, financial services and consumer products with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, we completed our initial public offering and certain organizational transactions which resulted in our current structure.

In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher return on investment (“ROI”) on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV (“OTT/CTV”), video and display, in-app, native and audio advertisements that are delivered both at scale and on a highly targeted basis. Traditional (non-digital) advertising, such as broadcast TV or print media, follows the “spray and pray” approach to reach out to the public, but the ROI from using such traditional (non-digital) advertising campaigns is mostly unpredictable. On the other hand, digital advertising is heavily data-driven and can provide real-time details of targeted advertising campaigns and outcomes. On the sell-side, publishers can more successfully sell their advertising inventory in a programmatic manner by sharing data and information about their digital audiences at scale on an individualized basis, which helps buyers to better target audiences.

Programmatic Marketplace Transaction

The Buy Side

On the buy side of the digital supply chain, digital advertising is the practice of delivering promotional content to users through various online and digital channels and leverages multiple channels, platforms such as social media, email, search engines, mobile applications and websites to display advertisements and messages to audiences. Traditional (non-digital) advertising follows the “spray and pray” approach to reach out to the public, but the ROI is mostly unpredictable. On the other hand, digital advertising is heavily data-driven and can give real-time details of advertising campaigns and outcomes. The availability of user data and rich targeting capabilities makes digital advertising an effective and important tool for businesses to connect with their audiences.

We have aligned our business strategy to capitalize on significant growth opportunities due to fundamental market shifts and industry inefficiencies. Several trends, happening in parallel, are revolutionizing the way that advertising is bought and sold. Specifically, the rise of the internet has led to a wholesale change in the way that media is consumed and monetized, as ads can be digitally delivered on a 1-to-1 basis. In traditional methods of advertising, such as broadcast TV, ads can target a specific network, program, or geography, but not a single household or individual as digital and OTT/CTV ads can. Additionally, we expect that the continued destabilization, including the phase out of digital “cookies” in 2023, will (i) create more opportunities for technology companies that provide next-generation CTV and digital solutions and (ii) minimize performance disruption for advertisers and agencies.

The Buy-Side Business: Huddled Masses & Orange142

The buy-side segment of our business, operated through Huddled Masses, which has been in operation since 2012, and Orange142, which has been in operation since 2013, enables us to provide the programmatic purchase of advertising on behalf of our clients. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers. Our buy-side platform provides the technology for first-party data management, media purchases, campaign execution and analytics, and therefore helps drive increased ROI across a wide array of digital media channels. Because our technology accesses several of the large demand side platforms (“DSPs”), our platform is able to leverage customer insights across multiple DSPs to drive campaign performance and ROI for our clients. By taking this DSP-agnostic approach, our platform provides the broadest market access for our clients so that clients can easily buy ads on desktop, mobile, connected TV, linear TV, streaming audio and digital billboards. Additionally, our technology has unique visibility across inventory to create customized audience segments at scale. Depending on the client objective and DSP we choose, our buy-side platform provides forecasting and deep market insights to our clients to improve their return-on-advertising spend (“ROAS”) across channels.

The buy-side segment businesses offer technology-enabled advertising solutions and strategic planning to clients. In particular, our buy-side platform focuses on small to-mid-sized clients and enable them to leverage programmatic technology to engage their potential customers more directly, on a one-on-one basis, in any local market, with specificity to media device and footprint. Our technology leverages data to assess where our clients’ potential customers are in the decision-making process and manage campaign pacing and optimization based on data-driven analytics to drive the purchasing decision or encourage the call to action. With marketing budgets typically more limited and operating footprints generally more local or state-to-state, we believe small and mid-sized businesses are focused primarily on ROI-based results that deliver precise advertising and measurable campaign success to level the playing field with larger competitors. Serving the needs of approximately 200 small and mid-sized clients for the fiscal year ended December 31, 2021, the buy-side of our business leverages the insights of leading DSPs, such as The Trade Desk, Xandr, Google DV360, MediaMath and others, to drive increased advertising ROI and reduced customer acquisition costs for our clients. The result is the benefit to our buy-side clients in that they enjoy a more even playing field compared to larger advertisers by driving more effective marketing and advertising in local markets that are compatible to their business footprint.

We believe that we have a unique competitive advantage due to our data-driven technology that allows us to provide front-end, buy-side planning for our small and mid-sized clients, coupled with our proprietary Colossus SSP where we can curate the last-mile in the execution process to drive higher ROI. In our business and throughout this Annual Report on Form 10-K, we use the terms client and customer interchangeably.

The Sell Side

On the sell side of the digital supply chain, the supply side platform (“SSP”), is an ad technology platform used by publishers to sell, manage and optimize the ad inventory on their websites in an automated and effective way. The SSPs help the publishers monetize the display ads, video ads, and native ads on their websites and mobile apps. The SSPs have enhanced their functionalities over the years and have included ad exchange mechanisms to efficiently manage their ad inventory. Also, SSPs allow the publishers to connect to DSPs directly instead of connecting through ad exchanges. The SSP allows publishers’ inventory to be opened up and made available to advertisers they may not be able to directly connect with. SSPs sell ad inventories in many ways — for example, directly to ad networks, via direct deals with DSPs, and most commonly via real-time bidding (“RTB”) auctions. The publisher makes its ad inventory available on an SSP and invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from the SSP. In the case of RTB media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid and pay the second highest price for the winning impression to serve the ads.

The Sell-Side Platform: Colossus SSP

Colossus Media, which has been in operation since 2017, is our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. Our sell-side segment maintains a proprietary platform, Colossus SSP, which is an advertising technology platform used by publishers to manage, sell and optimize available inventory (ad space) on their websites and mobile apps in an automated way. In December 2021, our platform processed over 70 billion impressions, over 200 billion auction bid requests that seek to buy ad inventory from our publishers and served approximately 80,000 buyers. Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we continue to make investment across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain.

Colossus SSP is agnostic to any specific demand side platform. To that end, our proprietary Colossus SSP is integrated into several leading DSPs both directly, through Bidswitch, and indirectly, through such platforms as Xandr/AppNexus, The Trade Desk, Google 360, Verizon Media, MediaMath, Zeta Global, Samsung, Pulsepoint, and others. We continue to add new DSP partners especially where we believe the DSP might offer a unique advertising base seeking to target our multicultural audiences at scale. We help our advertiser clients efficiently reach diverse communities including African Americans, Latin Americans, Asian Americans and LGBTQ+ customers in highly targeted campaigns. This business began as a trading desk supporting advertisers’ desires to reach diverse audiences and has evolved into the preeminent ad tech platform to support this goal. We partner with both large publishers such as Hearst, MediaVine, Gannett, and several others, as well as smaller publishers such as Ebony Magazine, People Magazine, Newsweek, Blavity, La Nacion and many others.

Colossus SSP offers our publisher clients’ ad inventory to existing small and mid-sized buy-side clients at Huddled Masses and Orange142, and other major DSP clients of Colossus Media, which enables our buy-side technology to curate and manage client outcomes more effectively. In addition, because it is a stand-alone platform, Colossus SSP offers its ad inventory to larger, multinational, clients seeking more authentic advertising access to unique, often diverse and multicultural, audiences.

Our proprietary Colossus SSP was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that often smaller publishers offer a more engaged, highly-valued, unique following but experienced technological and budgetary constraints on the path to monetization. Connecting our buy-side business to Colossus SSP completes the end-to-end solution for our small to-mid-sized buy-side customers while creating additional revenue opportunities for our Colossus SSP publishers.

Our business strategy on the sell-side also presents significant growth potential, as we believe we are well positioned to be able to bring underserved multicultural publishers into the advertising ecosystem, thereby increasing our value proposition across all clients including our large clients. We have proprietary rights to the Colossus SSP via a license agreement with a third-party developer. We believe the Colossus SSP is the last-mile of delivery for our buy-side clients in that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.

The Data Management Platform

We also leverage a sophisticated data management platform, which is DDH’s proprietary data collection and data marketing platform used to gather first-party data, market intelligence and audience segmentation information to support campaign optimization efforts for buy-side clients, Colossus SSP clients and third-party clients. Our combined platform offers results in an enhanced, highly loyal client base, particularly on the buy-side.

Our Industry and Trends

There are several key industry trends that are revolutionizing the way that advertising is bought and sold. We believe that we are well positioned to take advantage of the rapidly evolving industry trends in digital marketing and shifts in consumer behavior, including:

Shift to Digital Advertising. Media has increasingly become more digital as a result of three key items:

•	Advances in technology with more sophisticated digital content delivery across multiple platforms;

•	Changes in consumer behavior, including spending longer portions of the day using mobile and other devices; and

•	Better audience segmentation with more efficient targeting and measurable results.

The resulting shift has enabled a variety of options for advertisers to efficiently target and measure their advertising campaigns across nearly every media channel and device. These efforts have been led by big-budgeted, large, multi-national corporations incentivized to cast a broad advertising net to support national brands.

Shift from Linear Broadcast to OTT/CTV. According to eMarketer, as of the end of 2022, approximately 68.5 million U.S. households will maintain a cable subscription which declined from approximately 78 million U.S. households at the end of 2020. However, advertising reach could access more than 240.7 million households via OTT subscriptions, or at least 70 million households via ad-supported OTT/CTV channels, according to ComScore’s “State of OTT 2021” report. Consumers increasingly want the flexibility and freedom to consume content on their own terms resulting in access to premium content at lower prices and with fewer interruptions. Advertisers are recognizing these trends and reallocating their ad budgets accordingly to those companies that can access audiences through a variety of existing and new channels.

Increased Adoption of Digital Advertising by Small and Mid-Sized Companies. Only recently small and mid-sized businesses have begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs necessitated by the global Coronavirus Disease 2019 (“COVID-19”) pandemic, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small to-mid-sized advertisers will continue to increase their digital spend.

Significant Increase in Multicultural Audience and Targeted Content. As digital media has grown and emerging marketing channels continue to gain adoption, audience segmentation, including on multicultural lines, has become more granular. A growing and increasing segment of those audiences is the multicultural audience, which has been traditionally underserved in the industry. According to the U.S. Census Bureau, racial minority and multi-racial consumers represent 42% of the U.S. population and are projected to be the numerical majority in the U.S. by 2044. When we expand the definition of multicultural to include LGBTQ+ customers, the numbers are significantly greater. Advertisers and publishers alike face the same challenge. Advertisers are seeking new avenues and opportunities to connect with multicultural audiences in their natural media consumption environments while publishers are producing unique content to attract loyal consumers. The advantage will go to those innovative companies able to directly connect both sides to those audiences and leverage the insights flowing from those connections.

Local Ad Buying Becoming More Programmatic. Programmatic advertising enables advertisers to precisely target local audiences and increasingly an “audience of one.” Large amounts of inventory have been consolidated, allowing local advertisers to then be more selective about where, when and to whom they show their ads. The technology behind programmatic advertising, such as geotargeting, IP address identification, 1-3-5 radius store location advertising, has provided the opportunity for targeted local advertising to smaller advertisers, which technologies in the past have been more easily available to larger national advertisers. We believe being able to go into a programmatic platform and target the same audience across all digital inventory is a major competitive advantage. Additionally, we also believe that the ability to customize audiences to the needs of local providers is a significant benefit for local advertisers since they are able to deviate from the broad audience segments defined by national advertisers. Higher customer engagement translates into higher retention and extended customer lifecycle representing the opportunity to sell and upsell customers. We believe the local advertising market remains in the early stages of understanding and leveraging these capabilities.

Death of Cookies Will Likely Destabilize Small-to-Mid-Size Business Ad Market. As the advertising industry faces the eventual phasing out of third-party cookies, namely by Google, by 2023, small-to-mid-sized business will face potentially greater challenges in the adoption and transition to digital. While first- party data driven by first-party cookies will still have broad-based advertising support, more robust advertising efforts are expected to experience some level of performance degradation. Specifically, the inability to tie ad impressions to an identity will add to the list of challenges already being faced by small-to-mid-sized businesses. We expect that the destabilization will create significant opportunities for next-generation technology companies that can provide media buying solutions and minimize performance disruption for advertisers and agencies.

The COVID-19 pandemic has put a greater focus on ROI on ad spend performance. Compared to traditional channels, digital ads are more measurable and flexible, which makes them more attractive and resilient.

Our Customers

On the buy-side of our business, our customers consist primarily of purchasers of digital advertising inventory and consulting services. We served the needs of approximately 200 small and mid-sized clients during the fiscal year ended December 31, 2021, consisting of advertising buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. Many advertising agencies and advertising holding companies have decision-making that is generally highly decentralized, such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations or DMOs), energy, consumer packaged goods (“CPG”) healthcare, education, financial services (including cryptocurrency technologies) and other industries. Some of the significant brands we work with on the buy-side include the U.S. Army, Just Energy, Bitcoin Depot, Visit Virginia Beach, Visit Colorado Springs and Pigeon Forge.

On the sell-side of our business, the Colossus SSP, the buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 15,400 advertisers per month in 2020, which has increased to approximately 80,000 in December 2021. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization (“SPO”) agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

Our Competitive Strengths

We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:

•	End-to-End, Technology-Driven Solution Focused on Providing Higher Value to Underserved Markets. Our small and mid-sized client base is seeking high ROI, low customer acquisition costs and measurable results that grow their topline. Because we focus exclusively on the first and last miles of media delivery, we engage clients at the front-end of the digital supply chain with the first dollar of spend, in many cases prior to agency involvement, and drive data-driven results across the digital advertising ecosystem to optimize ROI. We offer an end-to-end solution that enables us to set and carry- out the digital campaign strategy of our clients in full, in a more efficient and less expensive manner than some of our competitors. Small and mid-sized companies are looking for partners that can drive results across the entire digital supply chain. On the Colossus SSP, we offer a wide range of niche and general market publishers an opportunity to maximize advertising revenue driven by technology-enabled targeted advertising to multicultural and other audiences. We believe our technology’s ability to tailor our efforts to our clients-specific needs and inform those efforts with data and algorithmic learnings is a long-term advantage to serving this end of the market.

•	Comprehensive Processes Enhance Ad Inventory Quality and Reduce Invalid Traffic (“IVT”). We operate what we believe to be one of the most comprehensive processes in the digital advertising ecosystem to enhance ad inventory quality. In January 2022, Colossus SSP was ranked by MediaMath as 5th among the industry’s approximately 80 supply-side companies in terms of key quality measures such as transparency, fraud detection, and accountability. In the advertising industry, inventory quality is assessed in terms of IVT, which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in 2021, less than 1% of inventory was determined to be invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including: sophisticated technology, which detects and avoids invalid traffic on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

•	Curated Data-Driven Sell-Side Platform to Support Buy-Side. The Colossus SSP enables us to gather data to build and develop unique product offerings for our clients. The ability to curate our supply allows us to serve a broad range of clients with challenging and unique advertising needs and optimize campaign performance in a way that our siloed competitors are unable to do. This model, together with our infrastructure solutions and ability to quickly access excess server capacity, helps us scale up efficiently and allows us to grow our business at a faster pace than a pure buy-side solution would. In addition, our clients can easily buy targeted data from over 150 sources through our platform. We also provide clients access to our proprietary data through our data management platform, which only increases with continued use of our platform. We believe that the integration of data and decisioning within a single platform enables us to better serve our clients.

•	High Client Retention Rate and Cross Selling Opportunities. During the fiscal year ended December 31, 2021, we had approximately 200 clients on the buy-side and 80,000 clients on the sell-side. They understand the independent nature of our platform and relentless focus on driving ROI-based results. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with over 90% client retention for the clients that represent approximately 80% of our revenues for the fiscal years ended December 31, 2021 and 2020. In addition, we cultivate client relationships through our pipeline of moderate and self-serve clients that conduct campaigns within our platform that eventually grow into managed service clients, which has resulted in their increased use of our platform over time. As our clients expand their usage of our technology platform, they often transition to our managed services delivery model, which in turn drives increased client loyalty. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns, provide ad hoc support and recommend strategy adjustments as needed.

•	Growing and Profitable Business Model. We have grown our revenue steadily while increasing our gross profit, which we believe demonstrates the power of our technology platform, the strength of our client relationships and the leverage inherent to our business model. On September 30, 2020, we acquired Orange142 to further bolster our overall buy-side advertising platform and enhance our offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and others, with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. For the years ended December 31, 2021 and 2020, our net loss was $(1.5) million and $(0.9) million, respectively, and Adjusted EBITDA, a non-GAAP financial measure, for the years ended December 31, 2021 and 2020 was $6.4 million and $0.6 million, respectively. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of non-GAAP financial measures to the most directly comparable measures calculated in accordance with GAAP.

•	Solutions for the Destabilization of Advertising. As a result of the impending phase out of third-party cookies by 2023 by Google, we have begun integrating identity resolution solutions in order to provide our clients with accurate, targeted advertising without cookies. We believe these solutions provide higher CPM (cost per thousand impressions) advertising, thus resulting in higher revenues. Leveraging our third-party technology providers, our technology has a potential reach of over 250 million matched people online and is powered by over 600 million unique online authentication events per month. To cater to the need for precision and scale, we will be investing in artificial intelligence and machine learning technology to build out our own collection of identities, often referred to as an “ID Lake,” from first-party and third-party data sources, that will facilitate matches and relations between the disparate sets of data.

•	Experienced Management Team. Our management team, led by our two founders, has significant experience in the digital advertising industry and with identifying and integrating acquired businesses. Specifically, our two founders, Chairman and Chief Executive Officer Mark Walker and President Keith Smith, have over 45 years of combined experience. The team has led digital marketing efforts for companies both large and small, with unique experience leading small and mid-sized companies through the challenges of transitioning platforms into the programmatic advertising space. Our Chief Technology Officer, Anu Pillai, is experienced in developing digital platforms on both the buy-side and sell-side, ranging from consumer-packaged goods (“CPG”) companies focused on e-commerce to publishers seeking to monetize their ad inventory. Our Chief Financial Officer, Susan Echard, a former senior auditor at Ernst & Young LLP, has significant experience working with public companies directly as well a strong background with mergers and acquisitions.

•	ESG-Centered Strategy. We believe our business strategy promotes the ideals of a business focused on environmental, social and governance (“ESG”) issues, with particular focus on social and governance issues. Our unique focus has already resulted in numerous partnerships with both large and small advertisers as the multicultural market continues to grow and expand.

Social, Diversity and Governance

We believe it is essential for our organization, from top to bottom, to understand and relate to the issues our clients face on both the buy-side and sell-side. Our founding owners are of African-American descent and founded our Company on multicultural principles designed to alleviate the challenges that buyers and publishers face accessing an expansive multicultural market. Our management team reflects the tone and tenor of our multicultural audiences and our policies on gender equality and gender pay. More than 70% of our management are women and/or identify as being from a diverse background, including all four of our executive officers.

Environmental

Our platform requires significant amounts of information to be stored across multiple servers and we anticipate those amounts to increase significantly as we grow. We are committed to ensuring that we incorporate environmental excellence in our business mindset. Energy use, recycling practices and resource conservation are a few of the factors we take into consideration in building our technological infrastructure, selecting IT partners, and utilizing key suppliers. In the first half of 2022, we expect to transition our server platform to HPE Greenlake, which is centered on environmentally-friendly operations and marketed as “Greenlake-as-a-service,” through which we promote its energy conservation principles. We opted for HPE GreenLake’s as-a-service model because it represents a shift towards supplier responsibility for the elimination of wasted infrastructure and processing capacity. Our needs are metered and monitored, providing insights that can lead to significant resource and energy efficiencies by avoiding overprovisioning and optimizing the IT refresh cycle. This enables us to bring existing equipment to the highest levels of utilization and to eliminate idling equipment that drains energy and resources, yielding both environmental and financial savings.

Our Growth Strategy

We have a multi-pronged growth strategy designed to continue to build upon the momentum we have generated so far in order to create opportunities. Our key growth strategies include our plans to:

•	Continue to expand our highly productive “on the ground” buy-side and sell-side sales teams throughout the United States, with a particular focus on markets where we believe our client base is underserved.

•	Utilize management’s experience to identify and close additional acquisition opportunities to accelerate expansion into new industry verticals, grow market share and enhance platform innovation capabilities.

•	Leveraging our end-to-end product offering as a differentiating factor to win new business and cross- sell to existing clients.

•	Aggressively grow the Colossus SSP advertising inventory, including both multicultural and general inventory. We aim to increase our omni-channel capabilities to focus on highest growth content formats such as OTT/CTV audio (such as podcasts, etc.), in-app and others.

•	Continued innovation and development of our data management platform and proprietary ID Lake and collection of first-party data to inform decision-making and optimize client campaigns.

•	Invest in further optimization of our infrastructure and technology solutions to maximize revenue and operating efficiencies.

Revenues

We generate revenues through a broad range of offerings throughout our technology platforms. On the buy-side of our business, our technology drives the design and execution of advertising strategies across an array of digital channels including programmatic display, social, paid search, mobile, native, email, video advertising, OTT/CTV, audio, digital out-of-home (“DOOH”) and more. In the world’s constantly shifting and expanding digital landscape, where it is easy for “set it and leave it” mentalities and impersonal algorithms to steer digital advertising campaigns, our data-driven technologies enable customized ROI-focused outcomes for our clients. Our team is made up of savvy digital strategists, skilled software developers, experienced ad buyers or traders, expert technicians and data analysts. We have a wide variety of small and mid-sized companies representing numerous industry verticals such as travel, healthcare, education, financial services, and consumer goods and services. We are typically engaged on an “insertion order” or master services agreement, with the typical engagement driven by the campaign goals of the client. For our mid- sized clients, we typically engage on a long-term contractual basis ranging from one to five years, while our smaller clients tend to engage on a shorter duration of less than one year despite the fact that many of our smaller clients have been long term clients well in excess of one year.

On the sell-side of our business, through our proprietary Colossus SSP, we generate revenues by enabling programmatic media buyers to buy ad inventory from our host of publishers and content creators aggregated to provide access to buyers at scale. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. As of December 31, 2021, the platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. Through our platform, media buyers are able to buy more than 70 billion monthly impressions across many unique audiences including multicultural audiences at scale with 10 billion, or 14%, of those impressions being diverse and multicultural- focused, including African Americans, Latin Americans, Asian Americans and LGBTQ+ customers. We charge a standard fee to our publishers for providing access to a host of media buyers on a daily basis. Our publishers, through our platform, had access to more than 80,000 buyers of ad inventory in December 2021. We have a sales team working on behalf of our publishers to enlist more ad buyers across all media channels to generate more revenue for our publishers. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

Marketing, Sales, and Distribution

Our sales organization focuses on marketing our technology solution to increase the adoption of our products by existing and new buyers and sellers. We market our products and services to buyers and sellers through our national sales team that operates from various locations across the United States. This team leverages market knowledge and expertise to demonstrate the benefits of programmatic advertising and how we can drive better performance and results for our clients. We are focused on expanding our national sales presence primarily by growing our sales personnel presence in certain states and regions around the country in which we currently operate and/or are seeking to establish a presence. We typically seek to add experienced sales personnel with an established track record and/or verifiable book of business and client relationships.

For the buy-side platform, our sales team has three fundamental components: (1) a consulting services team that advises clients on a more enterprise level in the design and implementation of a digital media strategy; (2) a professional services team with each seller integration to assist sellers in getting the most value from our solution; and (3) our client services team that works closely with clients to manage and/or support campaigns. For Colossus SSP, our professional services team manages each new DSP or publisher/seller integration while the buyer team focuses on the unique challenges and issues arising with our inventory buys.

Our marketing initiatives are focused on managing our brand, increasing market awareness and driving advertising spend to our platform. We often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team advertises online and in other forms of media, creates case studies, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts and undertakes client research studies.

Competition

Buy-Side Competition

The buy-side digital advertising industry is a very competitive, fast-paced industry with ongoing technological changes, new market entrants and behavioral changes in content consumption. Overall digital advertising spending historically has been highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook, Comcast, Verizon, AT&T and Amazon, with which we compete for digital advertising inventory and demand. Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. Based on the current focus of our competitors, there is even more opportunity for engagement in the underserved and multicultural markets on which we focus.

Sell-Side Competition

On the sell-side of the digital advertising industry, competition is robust but more limited in that there were approximately 80 current SSPs in operation as of January 2022, according to MediaMath. We continue to refine our offering so that it remains competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. We achieve this by ensuring that we have the right integrations and implementations in place. Our traffic verification partner is directly integrated within our exchange to ensure inventory quality on a real-time basis. We partner with an accredited Media Rating Council vendor to provide an added layer of security through sophisticated IVT detection and filtration. Our verification with the Trustworthy Accountability Group indicates our status as a trusted player in the digital advertising ecosystem. Through our direct integration with The Media Trust’s Creative Quality Assurance (QA) product, we detect and eliminate the serving of malicious ads in real time, and by transacting on a universal cookie ID, consumers are served more relevant ads, advertisers reach more valuable users and publishers can match their audience data. In the end, we believe these factors enable our sales team to promote the advantages of our platform and drive greater adoption of Colossus SSP.

Seasonality in Our Business

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, in our sell-side advertising segment, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, for our buy-side advertising segment, the second and third quarters of the year reflect our highest levels of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Human Capital Resources

As of December 31, 2021, we had 57 employees, all of whom are full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good. We promote a diverse workforce and believe that it fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion are part and parcel of our ability to meet the needs of our customers. Respect for human rights and a commitment to ethical business conduct are fundamental to our business model. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

We own intellectual property related to our owned sites. As of December 31, 2021, we owned approximately four websites and URLs in varying stages of development to support our marketers advertising efforts. We also hold six U.S. registered trademarks and one pending trademark registration application.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our filings are available to you on the internet website maintained by the SEC at www.sec.gov. We also maintain an internet website at www.directdigitalholdings.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A.	Risk Factors

Summary of Material Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:

•	our revenue and operating results are highly dependent on the overall demand for advertising that could be influenced by economic downturns;

•	the market for programmatic advertising campaigns is relatively new and evolving, so if this market develops slower or differently than we expect, our business, growth prospects and results of operations would be adversely affected;

•	the effects of health epidemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations;

•	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition;

•	a significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems could be detrimental to our business, reputation and results of operations;

•	if the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, operating results and financial condition could be harmed;

•	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results;

•	if the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations, and financial condition could be adversely affected;

•	the market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors;

•	high customer concentration exposes us to all of the risks faced by our major customers and may subject us to significant fluctuations or declines in revenues;

•	we have a limited operating history and, as a result, our past results may not be indicative of future operating performance;

•	our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation;

•	we are a holding company. Our principal asset is our interest in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends. DDH LLC’s ability to make such distributions may be subject to various limitations and restrictions;

•	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, DDM would benefit from any value attributable to such cash as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and

•	the requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

Risks Related to our Business

We rely on highly skilled personnel and if we are unable to attract, retain or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively.

We rely on highly skilled personnel and if we are unable to attract, retain or motivate substantial numbers of qualified personnel or expand and train our sales force, we may not be able to grow effectively. Our success largely depends on the talents and efforts of key technical, sales and marketing employees and our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry is intense and often leads to increased compensation and other personnel costs. In addition, competition for employees with experience in our industry can be intense where our development operations are concentrated and where other technology companies compete for management and engineering talent. Our continued ability to compete and grow effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees.

The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be harmed.

We operate in a highly competitive and rapidly changing industry that is subject to changing technology and customer demands and that includes many companies providing competing solutions. With the introduction of new technologies and the influx of new entrants into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend.

We compete with smaller, privately-held companies and with public companies such as The Trade Desk, Pubmatic, Magnite, and Acuity Ads. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships or offer services at lower prices. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition than we have, actively seek to serve our market, and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising on their own or through another platform without leveraging our buy-side business. Potential customers may also prefer to leverage larger sell-side platforms rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.

We may also face competition from companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which may require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance working capital requirements or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health pandemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity and other COVID-related impacts, which have negatively impacted some parts of our business, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. In addition, our clients’ and advertisers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay for advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our business, results of operations, and financial condition may be adversely impacted.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions were previously, and may again be, imposed on our employees, clients and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’ or partners’ productivity, or create operational or other challenges, any of which could harm our business, results of operations and financial condition.

Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic, including the retail, restaurant, hotel, hospitality, consumer discretionary, airline, and oil and gas industries and companies whose customers operate in impacted industries, may reduce their technology or sales and marketing spending or delay their sales transformation initiatives, which could materially and adversely impact our business.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our international presence, employee base and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.

A limited number of our major customers have contributed a significant portion to our revenues in the past. Our revenue from the top two largest customers accounted for approximately 41% and 25% of our total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. Our revenue from our top ten largest customers accounted for approximately 70% and 59% of our total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. Although we continually seek to diversify our customer base, we cannot assure you that the proportion of the revenue contribution from these customers to our total revenues will decrease in the near future. Dependence on a limited number of major customers will expose us to the risks of substantial losses and may increase our accounts receivable and extend its turn-over days if any of them reduces or even ceases business with us. Specifically, any one of the following events, among others, may cause material fluctuations or declines in our revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:

•	an overall decline in the business of one or more of our significant customers;

•	the decision by one or more of our significant customers to switch to our competitors;

•	the reduction in the prices for our services agreed by one or more of our significant customers; or

•	the failure or inability of any of our significant customers to make timely payment for our services.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.

We depend upon the sustained and uninterrupted performance of our platform to manage our advertising inventory supply; acquire advertising inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed.

Our platform is complex and multifaceted. Operational and performance issues could arise from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. Our platform also relies on third-party technology and systems to perform properly. It is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. We provide service-level agreements to some of our customers, and if our platform is not available for specified amounts of time or if there are failures in the interaction between our platform, partner platform and third-party technologies, we may be required to provide credits or other financial compensation to our customers.

As we grow our business, we expect to continue to invest in technology services and equipment. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain customers. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will grow. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected.

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by customers for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our operating results and financial condition.

A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems, could be detrimental to our business, reputation and results of operations.

Portions of our business require the storage, transmission and utilization of data, including access to personal information, much of which must be maintained on a confidential basis. These activities may in the future make us a target of cyber-attacks by third parties seeking unauthorized access to the data we maintain and to which we provide access, including our customer data, or to disrupt our ability to provide service through the Colossus SSP. Based on the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity and sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

We currently serve the majority of Colossus SSP functions from third-party data center hosting facilities. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, particularly as techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, resulting in the unauthorized disclosure, modification, misuse, destruction or loss of our or our customers’ data or other sensitive information. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.

We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

We may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products and services in the future, deterring data suppliers from supplying us data or customers from uploading their data on our platform, or changing consumer behaviors and use of our technology. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating services, repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. Federal, state and foreign governments continue to consider and implement laws and regulations addressing data privacy, cybersecurity, and data protection laws, which include provisions relating to breaches. For example, statutory damages may be available to users through a private right of action for certain data breaches under the California Consumer Privacy Act (the “CCPA”), and potentially other states’ laws. In any event, a significant security breach could materially harm our business, operating results and financial condition.

Our customers, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. Each of these third parties may face risks relating to cyber security, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ cyber security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaws in or breaches of their systems, which could materially impact our business, results of operations, and financial condition.

Our success and revenue growth are dependent on adding new customers, effectively educating and training our existing customers on how to make full use of our platform and increasing usage of our platform by our customers.

Our success is dependent on regularly adding new customers and increasing our customers’ usage of our platform. Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. We may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, results of operations, and financial condition. We cannot assure you that our customers will continue to use and increase their spend on our platform or that we will be able to attract a sufficient number of new customers to continue to grow our business and revenue. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent.

If we fail to detect advertising fraud, we could harm our reputation and hurt our ability to execute our business plan.

As our business expands to providing services to publishers, advertisers and agencies, we must deliver effective digital advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given digital advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self- regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business, any of which could have a material adverse effect on our business, prospects or results of operations.

The market growth forecasts included in this Annual Report on Form 10-K may prove to be inaccurate and, even if the market in which we compete achieves forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Annual Report on Form 10-K relating to expected growth in the digital advertising and programmatic ad markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors including our success in implementing our business strategy, which is subject to many risks and uncertainties. The failure of either the market in which we operate or our business to grow as forecasted could have a material adverse effect on our business, prospects or results of operations.

The market for programmatic advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and results of operations would be adversely affected.

The substantial majority of our revenue has been derived from customers that programmatically purchase or sell advertising inventory through our platform. We expect that spending on programmatic ad buying and selling will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. Because our industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;

•	Offer competitive pricing to publishers, advertisers and digital media agencies;

•	Maintain quality and expand quantity of our advertising inventory;

•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;

•	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;

•	Identify, attract, retain and motivate qualified personnel; and

•	Cost-effectively manage our operations.

If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, revenue may not necessarily grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic advertising matures due to a number of factors including quantity discounts and product, media, customer and channel mix shifts. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospectus. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock.

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a customer agreement, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

Our sales cycle, from initial contact to contract execution and implementation, can take significant time. Our sell-side sales cycle often has a duration of six-to-12 months, while our buy-side business sales cycle often has a duration of three-to-nine months. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform, and working through technical connections and troubleshooting technical issues with prospective customers. Some of our customers undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and therefore the amount of revenue we generate, and it may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

Failure to maintain the brand security features of our solution could harm our reputation and expose us to liabilities.

Advertising is bought and sold through our solution in automated transactions that occur in milliseconds. It is important to sellers that the advertising placed on their media be of high quality, consistent with applicable seller standards, not conflict with existing seller arrangements, and be compliant with applicable legal and regulatory requirements. It is important to buyers that their advertisements be placed on appropriate media, in proximity with appropriate content, that the impressions for which they are charged be legitimate, and that their advertising campaigns yield their desired results. We use various measures, including technology, internal processes and protocols in an effort to store, manage and process rules set by buyers and sellers and to ensure the quality and integrity of the results delivered to sellers and advertisers through our solution. If we fail to properly implement or honor rules established by buyers and sellers, improper advertisements may be placed through our platform, which can result in harm to our reputation as well as the need to pay refunds and potential legal liabilities.

Economic downturns and market conditions beyond our control could adversely affect our business, results of operations and financial condition.

Our business depends on the overall demand for advertising and on the economic health of advertisers and publishers that benefit from our platform. Economic downturns or unstable market conditions, such as those potentially created by the outbreak of COVID-19 discussed above, or geopolitical instability may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, results of operations, and financial condition. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.

We may be required to delay recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•	the transaction involves both current products and products that are under development;

•	the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products;

•	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	the transaction involves performance milestones or payment terms that depend upon contingencies.

Because of these factors and other specific revenue recognition requirements under the generally accepted accounting principles (“GAAP”), we must have very precise terms in our contracts to recognize revenue when we initially provide access to our platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

Our credit facilities subject us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.

Our credit facilities are subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.

These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control. If a default were to occur and is not waived, such default could cause, among other remedies, all of the outstanding indebtedness under our credit facilities to become immediately due and payable. In such an event, our liquid assets might not be sufficient to meet our repayment obligations, and we might be forced to liquidate collateral assets at unfavorable prices or our assets may be foreclosed upon and sold at unfavorable valuations.

Our ability to renew our existing revolving credit facility, which matures in September 2023, our existing term credit facility, which matures in December 2026, or to enter into a new credit facility to replace or supplement the existing facilities may be limited due to various factors, including the status of our business, global credit market conditions and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs and reduce our operating flexibility.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our inability to obtain financing may negatively impact our ability to operate and continue our business as a going concern.

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire and power outages, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our or our publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays and the loss of critical data. We may not have sufficient protection or recovery plans in some circumstances. As we rely heavily on our data center facilities, computer and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, results of operations, and financial condition.

Unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.

With the growth of digital advertising, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Concerns about industry practices with regard to the collection, use and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill and inhibit the use of our platform by current and future customers. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data-focused industries, can affect our business and results of operations, and may lead to digital publishers or our customers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data, increased consumer opt-out rates or increased private class actions, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services, subject us to liability and adversely affect our business and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations to which we are now subject relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These new obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition. We expect that compliance with these requirements will increase our compliance costs. We intend to hire additional accounting, financial and legal staff with appropriate public company experience and technical accounting knowledge and establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of these costs.

We are subject to payment-related risks and, if our clients do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, results of operations, and financial condition. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

Furthermore, we are generally contractually required to pay suppliers of advertising inventory and data within a negotiated period of time, regardless of whether our customers pay us on time, or at all. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our customers, we are not always successful. As a result, our accounts payable are often due on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt.

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns and seasonality, particularly in the second and third quarters of our fiscal year, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. For Colossus SSP, many advertisers devote a disproportionate amount of their advertising budgets to the third and fourth quarters of the calendar year to coincide with the annual holiday purchasing season, and buyers may spend more in the second and third quarters for seasonality and budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the second, third or fourth quarters, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the impacts of the COVID-19 pandemic on the economy in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, results of operations and financial condition could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform and technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services, which could have a material adverse effect on our business, results of operations and financial condition.

If the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations, and financial condition could be adversely affected.

We use “cookies,” which are small text files placed on consumer devices when an internet browser is used, and mobile device identifiers, to gather data that enables our platform to be more effective. Our cookies and mobile device IDs do not identify consumers directly, but record information such as when a consumer views or clicks on an advertisement, when a consumer uses a mobile app, the consumer’s location, consumer demographic, psychographic interest and browser or other device information. Publishers and partners may also choose to share their information about consumers’ interests or give us permission to use their cookies and mobile device IDs. We use data from cookies, mobile device IDs, and other tracking technologies to help advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time or for a particular consumer. Without cookies, mobile device IDs and other tracking technology data, transactions processed through our platform would be executed with less insight into consumer activity, reducing the precision of advertisers’ decisions about which impressions to purchase for an advertising campaign. This could make placement of advertising through our platform less valuable and harm our revenue. If our ability to use cookies, mobile device IDs or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective and subject to additional regulation.

Some consumers also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption and screen overcrowding. Ad- blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device. If more consumers adopt these measures, our business, results of operations, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on our business, results of operations and financial condition if they reduce the volume or effectiveness and value of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad blockers could place us at a disadvantage because we rely on third-party data, while some large competitors have a significant amount of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our publishers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.

Additionally, in January 2020, Alphabet Inc.’s Google subsidiary (“Alphabet”) announced that its Chrome web browser would be removing support for third-party cookies by 2023. In March 2021, Alphabet announced that it would not build alternate identifiers to track individuals as they browse across the web, nor would Google use them in its products. These changes, and other privacy controls that may be put in place by other web companies in the future, have the potential to have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or effectiveness and value of advertising.

Market pressure may reduce our revenue per impression.

Our revenue may be affected by market changes, new demands by publishers and buyers, removal of cookies usage from the existing value chain, new solutions and competitive pressure. Our solutions may be priced too high or too low, either of which may carry adverse consequences. We may receive requests from publishers for discounts, fee revisions, rebates and refunds, or from DSPs, agencies and advertisers for volume discounts, fee revisions and rebates. Any of these developments could adversely affect our business, results of operations or financial condition. Any failure for our pricing approaches to gain acceptance could adversely affect our business, results of operations and financial condition.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

We or our customers set up campaigns on our platform using a number of available variables. While our platform includes several checks and balances, it is possible for human error to result in significant over- spending. We offer a number of protections such as daily or overall spending caps. However, despite these protections, the risk of overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a customer with a high credit limit enters an incorrect daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. Our potential liability for such errors may be higher when they occur in situations in which we are executing purchases on behalf of a customer rather than the customer using the self-service feature of our platform. While our customer contracts state that customers are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers and we may be unable to collect when such errors occur.

If we are unable to successfully execute our strategies and continue to develop and sell the services and solutions our customers demand, our business, results of operations and financial condition may suffer.

We must adapt to rapidly changing customer demands and preferences in order to successfully execute our strategies. This requires us to anticipate and respond to customer demands and preferences, address business model shifts, optimize our go-to-market execution by improving our cost structure, align sales coverage with strategic goals, improve channel execution and strengthen our services and capabilities in our areas of strategic focus. Any failure to successfully execute our strategies, including any failure to invest in strategic growth areas, could adversely affect our business, financial condition and results of operations.

We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past quarterly or annual results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours.

The loss, modification or delay of large or multiple contracts may negatively impact our financial performance.

Our contracts have generally been for terms of relatively short duration. Additionally, our clients generally will have the ability to delay the execution of services, reduce the number of hours that services require, and terminate their contracts with us upon a short notice for convenience and upon the occurrence of certain defined events, such as “for cause.” The loss or delay of a large contract or multiple contracts could adversely and materially affect our operating results.

Our clients include destination marketing organizations (“DMOs”), which often operate as public/private partnerships involving a national, provincial, state and local governmental entity.

Our work for DMOs carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•	Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.

•	Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, or challenges to government contracts awarded to us, may adversely affect our reputation.

•	Government contracts can be challenged by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer project implementation and revenue recognition.

•	Terms and conditions of government contracts also tend to be more onerous and difficult to negotiate. For example, these contracts often contain high liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.

•	Political and economic factors such as pending elections, the outcome of elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.

•	If a government client discovers improper or illegal activities during audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

•	U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

The occurrences or conditions described above could affect not only our business with the DMOs and related government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material and adverse effect on our business, results of operations, and financial condition.

We invest significantly in development, and to the extent our development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our development efforts to improve and develop our software and the features and functionality for our platform. If we do not spend our development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, development projects can be technically challenging, time-consuming and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions. If we expend a significant amount of resources on development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

We must provide value to both publishers and buyers of advertising without being perceived as favoring one over the other or being perceived as competing with them through our service offerings.

We provide a platform that intermediates between publishers seeking to sell advertising space and buyers seeking to purchase that space. If we were to be perceived as favoring one side of the transaction to the detriment of the other, or presenting a competitive challenge to their own businesses, demand for our platform from publishers or buyers would decrease and our business, results of operations and financial condition would be adversely affected.

Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations and financial condition.

As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, results of operations and financial condition, including risks arising from:

•	difficulties in integrating the operations, technologies, product or service offerings, administrative systems and personnel of acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;

•	ineffectiveness or incompatibility of acquired technologies or solutions;

•	potential loss of key employees of the acquired business;

•	inability to maintain key business relationships and reputation of the acquired business;

•	diversion of management attention from other business concerns;

•	litigation arising from the acquisition or the activities of the acquired business, including claims from terminated employees, customers, former stockholders or other third parties;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk of liability;

•	complications in the integration of acquired businesses or diminished prospects, including as a result of the COVID-19 pandemic and its global economic effects;

•	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and

•	failure to accurately forecast the impact of an acquisition transaction; and implementation or remediation of effective controls, procedures, and policies for acquired businesses.

To fund future acquisitions, we may pay cash or issue additional shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock, which could dilute our stockholders or diminish our cash reserves. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.

Risks Related to Legal and Regulatory

Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation.

In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for work and allegations by our customers that we have not performed our contractual obligations.

Misconduct by our employees, subcontractors, agents or business partners could subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which could adversely affect our business, financial condition and results of operations. Such misconduct could include fraud or other improper activities such as falsifying time or other records, failure to comply with our policies and procedures or violations of applicable laws and regulations.

Changes in legislative, judicial, regulatory or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data. Such developments could cause revenue to decline, increase the cost of data, reduce the availability of data and adversely affect the demand for our products and services.

We receive, store and process personal information and other data from and about consumers in addition to personal information and other data from and about our customers, employees and services providers. Our handling of this data is subject to a wide variety of federal, state and foreign laws and regulations and is subject to regulation by various government authorities and consumer actions. Our data handling is also subject to contractual obligations and may be deemed to be subject to industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed laws relating to the collection, disclosure, processing, use, storage and security of data relating to individuals and households, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, disclosure, processing, use, storage and security of certain types of data. Additionally, the FTC, many state attorneys general and many courts are interpreting federal and state consumer protection laws as imposing standards for the collection, disclosure, process, use, storage and security of data. The regulatory framework for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business. As a result, further restrictions could be placed upon the collection, disclosure, processing, use, storage and security of information, which could result in a material increase in the cost of obtaining certain kinds of data and could limit the ways in which we may collect, disclose, process, use, store or secure information.

U.S. federal and state legislatures, along with federal regulatory authorities, have recently increased their focus on matters concerning the collection and use of consumer data, including relating to interest- based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, and steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, including relating to transparency and affirmative “opt-out” rights of the collection or use of such data in certain instances. To the extent additional opt-out rights are made available in the U.S., additional regulations are imposed, or if an “opt-in” model were to be adopted, less data would be available, the cost of data and compliance would be higher, or we could be required to modify our data processing practices and policies.

While our platform and people-based framework operates primarily in the United States, some of our operations may subject us to data privacy laws outside the United States.

We are subject to evolving laws and regulations that dictate whether, how and under what circumstances we, or our data processors, may transfer, process and/or receive certain data, including data shared between countries or regions in which we operate and data shared among our products and services. If one or more of the legal bases for transferring data to the U.S. is invalidated, if we are unable to transfer or receive data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us or be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and information security are competitive factors in our industry, we require the advertising publishers participating in our DDP to provide all consumers with notice about our use of cookies and other technologies to execute the collection of consumer data and of the collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure of our publishers, which could in turn cause reputational harm to us. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies, which could similarly implicate us.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission (“FTC”) uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking and the processing of consumer personal information more generally. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the General Data Protection Regulation (“GDPR”). It is possible that investigations or enforcement actions will involve our practices or practices similar to ours.

In May 2018, the European Union’s GDPR went into effect, and together with national legislation, regulations and guidelines of the EU, UK and Switzerland, ushered in a new and complex data protection regime including principles, rights and obligations with extraterritorial reach of EU, UK and Swiss data protection authorities. The European data protection and security laws, including GDPR, provide for extensive data subject rights, robust obligations on data controllers and processors and additional requirements on businesses to put in place data protection and security compliance programs, systems and processes. Continued evolution of, and varied implementation and interpretation of such European data protection and security laws has increased and continues to extend. Among other requirements, the GDPR (and its UK equivalent commonly referred to as “UK GDPR”) regulates transfers of personal data (subject to such laws) from the European Economic Area (“EEA”) and the UK to the U.S. as well as other third countries outside EEA and the UK which are deemed not to provide adequate standards of data protection to the levels required by GDPR. The GDPR and UK GDPR also impose numerous privacy-related obligations and requirements for companies operating in the EU and the UK including requiring data controllers not to transfer personal data to US-based processors unless they agree to certain legally binding processing obligations, greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements and exposure to substantial fines for non-compliance. Under the GDPR and UK GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s and UK GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The frequency and quantum of fines imposed by EU and UK data protection regulators under GDPR and UK GDPR has been increasing since 2019. Accordingly, the costs of complying with the GDPR, UK GDPR and other foreign data privacy regulatory regimes may make our expansion into these markets less profitable or uneconomical, limiting our potential growth, and potentially adversely affecting our business, prospectus and results of operations.

Our legal risk depends in part on our customers’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by customers and data suppliers that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our customers’ or data suppliers’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our customers or data suppliers fail to adhere to our expectations or contracts in this regard, we and our customers or data suppliers could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our products and services. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Changes in the regulation of the internet could adversely affect our business.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation with respect thereto is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the recent repeal in the United States of net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth or adversely affect the use of the internet, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti- corruption laws may also hold us liable for acts of corruption or bribery committed by our third-party business partners, representatives and agents, even if we do not authorize such activities. As we increase our international sales and business, and increase our use of third parties, our risks under these laws will increase. As a public company, the FCPA separately requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority and responsibility over our assets. We have adopted policies and procedures and conduct training designed to prevent improper payments and other corrupt practices prohibited by applicable laws, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. Any investigations, actions and/or sanctions could have an adverse effect on our business, results of operations and financial condition.

We rely on licenses to use the intellectual property rights of third parties to conduct our business.

We rely on products, technologies and intellectual property that we license from third parties for use in operating our business. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to operate and expand our business could be harmed.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our equity interests in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses and dividends.

We are a holding company and have no material assets other than our ownership of LLC Units of DDH LLC. As such, we have no independent means of generating net sales or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of DDH LLC and its subsidiaries and distributions we receive from DDH LLC. DDH LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that DDH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of DDH LLC and will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which could be significant. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for additional information. Furthermore, our allocable share of DDH LLC’s net taxable income will increase over time as DDM redeems or exchanges its LLC Units for shares of our Class A common stock.

We intend, as its managing member, to cause DDH LLC to make cash distributions to the owners of LLC Units, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from DDH LLC and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, DDH LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which DDH LLC is then a party, including debt agreements, or any applicable law. In addition, liability for adjustments to a partnership’s tax return for taxable years beginning after December 31, 2017, can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. DDH LLC could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will possibly accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due thereunder. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for more information. In addition, if DDH LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

DDH LLC may make cash distributions to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses. To the extent we do not distribute such excess cash as dividends on our Class A common stock, DDM would benefit from such cash as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units.

We receive a portion of any distributions made by DDH LLC. Any cash received from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments), the Second Amended and Restated Limited Liability Company Agreement of DDH LLC, or the DDH LLC Agreement, requires DDH LLC to make certain distributions to us and DDM, pro rata, to facilitate the payment of taxes with respect to the income of DDH LLC that is allocated to us and them to the extent that other distributions made by DDH LLC are otherwise insufficient to pay the tax liabilities of holders of LLC Units. These distributions are based on an assumed tax rate, and to the extent the distributions we receive exceed the amounts we actually require to pay taxes, Tax Receivable Agreement payments and other expenses, we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make distributions to the holders of our Class A common stock, (ii) to acquire additional newly issued LLC Units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

No adjustments to the redemption or exchange ratio of LLC Units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, buy additional LLC Units or lend them to DDH LLC, this may result in shares of our Class A common stock increasing in value relative to the LLC Units. The holders of LLC Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in redemption of or exchange for their LLC Units or if we acquire additional LLC Units (whether from DDH LLC or from holders of LLC Units) at a price based on the market price of our Class A common stock at the time. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — DDH LLC Agreement” and “Dividend Policy” for further information.

The Tax Receivable Agreement with DDM and DDH LLC requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

As a party to the Tax Receivable Agreement with DDH LLC and DDM, we are required to make cash payments to DDM equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances, are deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of DDH LLC resulting from (a) any future redemptions or exchanges of LLC Units described under Item 13 “Certain Relationships and Related Person Transactions, and Director Independence— DDH LLC Agreement — LLC Unit Redemption Right” and (b) payments under the Tax Receivable Agreement and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for more information. While the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, future tax rates, and the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the basis adjustments), we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of DDH LLC attributable to our interests in DDH LLC, during the expected term of the Tax Receivable Agreement, the payments that we may make to DDM could be significant.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. DDM will not reimburse us for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, except that any excess payments made by us to DDM under the Tax Receivable Agreement will be netted against future payments that we might otherwise be required to make to DDM under the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be sufficient future cash payments against which the prior payments can be fully netted. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. Therefore, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to DDM (the “Tax Attributes”). See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement.”

Finally, the Tax Receivable Agreement also provides that, upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our (or our successor’s) obligations with respect to tax benefits would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments. Our accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate a change of control transaction or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

If we were deemed to be an investment company under the 1940 Act as a result of our ownership of DDH LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of DDH LLC, we control and operate DDH LLC. On that basis, we believe that our interest in DDH LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of DDH LLC, our interest in DDH LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and DDH LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon DDM that do not benefit the Class A Common stockholders to the same extent as they benefit DDM.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon DDM that do not benefit the holders of our Class A common stock to the same extent. The Tax Receivable Agreement we entered into with DDH LLC and DDM, provides for the payment by us to DDM, of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Tax Attributes. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of purchases of LLC Units and LLC Unit exchanges and the resulting amounts we are likely to pay out to DDM pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for more information. Although we retain 15% of the amount of such tax benefits that are actually realized, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreement, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the Tax Attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the Tax Attributes, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for more information.

DDH is controlled by DDM, whose interests may differ from those of our public stockholders.

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, control approximately 80.3% of the combined voting power of our common stock through their ownership of Class B common stock. DDM is and will, for the foreseeable future, be able to substantially influence, through its ownership position, our corporate management and affairs, and is able to control virtually all matters requiring stockholder approval. DDM is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of DDM may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, DDM may have different tax positions from us, especially in light of the Tax Receivable Agreement, which could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when DDH should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration DDM’s tax or other considerations, which may differ from the considerations of us or our other stockholders. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — Tax Receivable Agreement” for more information.

Risks Related to Owning our Securities

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Class A common stock.

Sales of substantial blocks of our Class A common stock, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.

Sales of substantial blocks of our Class A common stock, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. We currently have 2,800,000 shares of Class A common stock outstanding. All of the shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to exceptions described in the section titled “Underwriting,” and the Rule 144 holding period requirements described in the section titled “Shares Eligible for Future Sale”, found in our registration statement on Form S-1 (File No. 333-261059), which was declared effective by the SEC on February 10, 2022 (the “Prospectus”), we, all of our directors and officers and all of the other holders of our capital stock and securities convertible into, or exchangeable for, our capital stock, have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of Class A common stock without the permission of the representatives of the underwriters of our initial public offering for a period of 180 days from the date of the prospectus for our initial public offering. When the applicable lock-up period expires, we, our directors and officers and locked-up equity holders will be able to sell shares into the public market.

We also intend to register the offer and sale of all shares of Class A common stock that we may issue under our equity compensation plans.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:

•	changes in demand for our platform, including related to the seasonal nature of spending on digital advertising campaigns;

•	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services;

•	changes in our customer base and platform offerings;

•	the addition or loss of customers;

•	changes in advertising budget allocations, agency affiliations or marketing strategies;

•	changes to our product, media, customer or channel mix;

•	changes and uncertainty in the regulatory environment for us, advertisers or publishers;

•	changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;

•	the possible effects of the widespread domestic and global impact of the COVID-19 pandemic, including on general economic conditions, public health and consumer demand and financial markets;

•	changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;

•	disruptions or outages on our platform;

•	the introduction of new technologies or offerings by our competitors;

•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;

•	the length and unpredictability of our sales cycle; and

•	costs related to acquisitions of businesses or technologies, or employee recruiting.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may, from time to time, fall below our estimates or the expectations of analysts and investors.

Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our customers’ spending on advertising campaigns. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand. In addition, adverse economic conditions or economic uncertainty may cause advertisers to decrease purchases of digital ad impressions, adversely affecting our revenue and results of operations. For example, if Google and Facebook become the preferred destinations for advertisers, lower demand for ad impressions processed on our platform could cause publishers to reduce their use of our platform or to cease using it altogether. A decline in the market for programmatic advertising or the failure of that market to grow as expected could also adversely affect our business, results of operations and financial condition. Any decline in the volume or perceived quality of the ad impressions available on our platform could further reduce demand. Any such developments could have a material adverse effect on our business, results of operations and financial condition. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow and operating results, all of which could fall below our expectations.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	provide that, after a removal for cause, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	prohibit cumulative voting in the election of directors;

•	require the affirmative vote of the holders of 66 2/3% of the voting power of our outstanding common stock to amend certain provisions of our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	restrict the forum for certain litigation against us to Delaware or federal courts;

•	permit our board of directors to alter our bylaws without obtaining stockholder approval; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time without the approval of our board of directors. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to us, which also could discourage, delay or prevent a business combination transaction.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight is required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

These new rules and regulations make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company could make our Class A common stock and warrants less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may continue to avail ourselves of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an emerging growth company for the next five years. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock and warrants less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock and warrants less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and warrants, and the prices of our Class A common stock and warrants may be more volatile.

Our shares of Class A common stock and warrants are subject to potential delisting if we do not continue to maintain the listing requirements of The Nasdaq Capital Market.

Our shares of Class A common stock and warrants are listed on The Nasdaq Capital Market, under the symbols “DRCT” and “DRCTW,” respectively. The Nasdaq Capital Market has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from The Nasdaq Capital Market, would make it more difficult for stockholders to sell our securities and more difficult to obtain accurate price quotations on our securities. This could have an adverse effect on the price of our Class A common stock and warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Class A common stock or warrants are not traded on a national securities exchange.

Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We have never declared or paid any dividends on our Class A common stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our existing debt arrangements preclude us from paying dividends and our future debt agreements, if any, may contain similar restrictions. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

The trading price of the shares of our Class A common stock and warrants has been volatile, and purchasers of our Class A common stock and warrants could incur substantial losses.

Technology stocks historically have experienced high levels of volatility. The trading price of our Class A common stock and warrants may fluctuate substantially. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock and warrants. Factors that could cause fluctuations in the trading price of our Class A common stock and warrants include the following:

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	announcements of new solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in how customers perceive the benefits of our platform and future offerings;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our Class A common stock or warrants;

•	actual or anticipated changes or fluctuations in our results of operations or financial projections;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry or both;

•	governmental or regulatory actions or audits;

•	regulatory developments applicable to our business, including those related to privacy in the United States or globally;

•	general economic conditions and trends;

•	major catastrophic events in our domestic and foreign markets; and

•	departures of key employees.

Provisions of the warrants could discourage an acquisition of us by a third party.

In addition to the provisions of our certificate of incorporation and bylaws discussed above, certain provisions of our outstanding warrants offered in our initial public offering could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

We are a “controlled company” for purposes of the Nasdaq Marketplace Rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, beneficially owns approximately 80.3% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

•	a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;

•	a compensation committee that is composed entirely of independent directors; and

•	director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

While we do not intend to rely on the exemptions related to being a “controlled company” within the meaning of the Nasdaq rules, we may utilize these exemptions for as long as we continue to qualify as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market. Investors may find our Class A common stock less attractive as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

General Risks

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.

We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and customer service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.

If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock partially depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, judgments, and assumptions used in our financial statements include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. These estimates are periodically reviewed for any changes in circumstances, facts and experience. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Global and national financial events may have an impact on our business and financial condition in ways that we currently cannot predict.

A credit crisis, turmoil in the global or U.S. financial system, recession or similar possible events in the future could negatively impact us. A financial crisis or recession may limit our ability to raise capital through credit and equity markets. The prices for the products and services that we intend to provide may be affected by a number of factors, and it is unknown how these factors may be impacted by a global or national financial event.

If our estimates or judgments relating to our critical accounting policies are erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on our best judgment, historical experience, information derived from third parties and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our headquarters are located in Houston, Texas, where we occupy a facility with approximately 2,500 square feet under a lease that expires in June 2022. We have permanent offices and/or a co-work office presence in four other office locations across the United States: Austin, Atlanta, New York and Colorado Springs. These offices or workspaces are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.

ITEM 3.	Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “DRCT,” and our warrants are traded on The Nasdaq Capital Market, under the symbol “DRCTW.”

Holders

As of March 25, 2022, there was one holder of record of our outstanding Class A common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of banks, brokers, dealers or clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently anticipate that we will retain all future earnings for the operation of our business and we do not currently intend to pay any cash dividends on our Class A common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 11 “Equity Compensation”, of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 15, 2022, we completed our initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The offering of the Units was registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-261059), which was declared effective by the SEC on February 10, 2022. The Benchmark Company and Roth Capital Partners were joint book-running managers for the offering.

The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock.  In connection with our initial public offering, we issued to the underwriters offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were approximately $12.4 million, after deducting underwriting discounts and commissions and offering expenses of approximately $2.0 million payable by us.  DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the LLC Units held by USDM for an aggregate purchase price of approximately $14.0 million, of which $10.3 million was paid on the closing date of the initial public offering, and we intend to use the remainder for working capital and general corporate purposes, including potential future acquisition of, or investment in, technologies or businesses that complement our business. We intend to pay the remainder of the purchase price to USDM during the first half of 2022.  We have no present commitments or agreements to enter into any such acquisitions or make any such investments. Pending these uses, we may invest the net proceeds from the initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.  None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. The offering commenced on February 10, 2022 and did not terminate until the sale of all of the units offered.

Issuer Purchases of Equity Securities

None.

ITEM 6.	[Reserved.]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Annual Report on Form 10-K. See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

•	our dependence on the overall demand for advertising, which could be influenced by economic downturns;

•	any slow-down or unanticipated development in the market for programmatic advertising campaigns;

•	the effects of health epidemics, such as the ongoing global COVID-19 pandemic;

•	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;

•	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;

•	any unavailability or non-performance of the non-proprietary technology, software, products and services that we use;

•	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;

•	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;

•	any inability to compete in our intensely competitive market;

•	any significant fluctuations caused by our high customer concentration;

•	our limited operating history, which could result in our past results not being indicative of future operating performance;

•	any violation of legal and regulatory requirements or any misconduct by our employees, subcontractors, agents or business partners;

•	any strain on our resources, diversion of our management’s attention or impact on our ability to attract and retain qualified board members as a result of being a public company;

•	as a holding company, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends;

•	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement), which, to the extent not distributed as dividends on our Class A common stock, would benefit DDM as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and

•	other factors and assumptions discussed in this Annual Report on Form 10-K under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Annual Report on Form 10-K to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. (“Holdings”) is the holding company that, since the completion of our initial public offering on February 15, 2022 owns certain common units, and serves as the manager, of Direct Digital Holdings, LLC (“DDH LLC”), which operates the business formed in 2018 through the acquisition of Huddled Masses LLC (“Huddled Masses”) a buy- side marketing platform, and Colossus Media LLC (“Colossus Media”) a sell-side marketing platform.

On September 30, 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, etc. with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

Subsidiary	Current % Ownership	Advertising Solution and Segment	Date of Formation	Date of Acquisition
Direct Digital Holdings, LLC	19.7%	N/A	June 21, 2018	August 26, 2021
Huddled Masses, LLC	100%	Buy-side	November 13, 2012	June 21, 2018
Colossus Media, LLC	100%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100%	Buy-side	March 6, 2013	September 30, 2020

Both buy-side advertising businesses, Huddled Masses and Orange142, offer technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”). Colossus Media is our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™ (“Colossus SSP”). Colossus SSP is a stand-alone tech-enabled, data- driven sell-side platform (“SSP”) that helps deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQ+ customers, as well as other specific audiences.

Providing both the front-end, buy-side advertising businesses coupled with our proprietary sell-side business, enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chairman and Chief Executive Officer. We view our business as two reportable segments, buy-side advertising, which includes the results of Huddled Masses and Orange142, and sell-side advertising, which includes the results of Colossus Media.

Recent Developments

Completion of Initial Public Offering

As previously reported, on February 15, 2022, we completed our initial public offering of 2,800,000 Units, each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were approximately $12.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the LLC Units held by USDM for an aggregate purchase price of approximately $14.0 million, of which $10.3 million was paid on the closing date of the initial public offering, and we intend to use the remainder for working capital and general corporate purposes, including potential future acquisition of, or investment in, technologies or businesses that complement our business. We intend to pay the remainder of the purchase price to USDM during the first half of 2022.

COVID-19 Industry Impact

The onset of the COVID-19 pandemic caused a material reduction in advertising spending across all channels. Advertising spending is estimated to have decreased 30-50% during the height of the lockdown with ad budgets reduced due to economic shock (e.g., lodging, restaurants) and the cancellation of major events (e.g., concerts, Olympics). The linear TV segment was among the hardest hit as small- and medium sized business owners cut back on local broadcast and cable advertising, cable networks couldn’t air live sports and the production of content ground to a halt. Cord cutting, the practice of ending a cable or satellite television service, is also expected to remain elevated. Research conducted by The Trade Desk estimated that approximately 27% of U.S. households would end their cable TV subscription by the end of 2021, roughly nine times the rate of cord cutting over the last few years. The connected television (“CTV”) and advertisement-based video on demand (“AVOD”) channels, which include televisions with integrated internet and ad-based streaming services, held up the best during the pandemic, but these channels remain less than 3% of total TV advertising spend. Overall, the industry is seeing an accelerated shift of advertisement spending from the traditional linear television channel to digital channels such as CTV and AVOD. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business. Although we have been impacted by these industry-wide effects, we cannot reasonably estimate the specific impact that Covid-19 had on our results of operations.

The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2021	2020
Revenue	$38,136,862	$12,477,519
Operating income (loss)	$4,384,600	$(844,564)
Net loss	$(1,507,097)	$(908,190)
Adjusted EBITDA (1)	$6,357,603	$613,073
Net cash provided by (used in) operating activities	$3,751,151	$(574,527)

(1)          For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss, please see “– Non-GAAP Financial Measures.”

Key Factors Affecting Our Performance

We believe our growth and financial performance are dependent on many factors, including those described below.

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 200 small and mid-sized clients for the fiscal year ended December 31, 2021, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses for their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with over 90% client retention amongst the clients that represent approximately 80% of our revenue during the fiscal year ended December 31, 2021. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform that eventually grow into managed service clients, which has resulted in their increased use of our platform over time. As our clients expand their usage of our technology platform, they often transition to our managed services delivery model, which in turn drives higher profitability for us, as well as increased client loyalty. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

Shift to Digital Advertising

Media has increasingly become more digital as a result of three key items:

•	Advances in technology with more sophisticated digital content delivery across multiple platforms;

•	Changes in consumer behavior, including spending longer portions of the day using mobile and other devices; and

•	Better audience segmentation with more efficient targeting and measurable results.

The resulting shift has enabled a variety of options for advertisers to efficiently target and measure their advertising campaigns across nearly every media channel and device. These efforts have been led by big- budgeted, large, multi-national corporations incentivized to cast a broad advertising net to support national brands.

Increased Adoption of Digital Advertising by Small-and Mid-Sized Companies

Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs necessitated by the COVID-19 pandemic, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small-to-mid-sized advertisers will continue to increase their digital spend.

Seasonality

In general, the advertising industry experiences seasonal trends that affect the vast majority of participants in the digital marketing ecosystem. Our buy-side advertising revenue is weighted to DMOs and historically, marketing spend is higher in the second and third quarters of our fiscal year with the increase in marketing spend taking place over the summer months. As a result, the fourth and first quarters tend to reflect lower activity levels and lower revenue. We generally expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 15,400 advertisers per month in 2020, which increased to approximately 80,000 in December 2021. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

We have broad exposure to the ecosystem of buyers, which has consistently increased since the formation of Colossus Media in September 2017. Our growing sales team seeks to increase our business with the addition of new and existing publishers as well as by increasing our universe of buyers. In addition, establishing multiple header bidding integrations by leveraging our technology capabilities allows us to maximize our access to publishers’ ad formats, devices and various properties that a publisher may own. We may also up-sell additional products to publisher customers including our header bidding management, identity, and audience solutions. Our business strategy on the sell-side advertising business represents growth potential, and we believe we are well positioned to be able to bring underserved multicultural publishers into the advertising ecosystem, thereby increasing our value proposition across all clients, including our large clients.

Monetizing ad impressions for publishers and buyers

We focus on monetizing digital impressions by coordinating daily real-time auctions and bids. The publisher makes its ad inventory available on Colossus SSP and invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from Colossus SSP. In case of real-time bidding (or RTB) media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid and pay the second highest price for the winning impression to serve the ads. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.

Enhancing ad inventory quality

In January 2022, Colossus Media was ranked by MediaMath as 5th among the industry’s approximately 80 supply- side companies in terms of key quality measures such as transparency, fraud detection, and accountability. In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in fiscal 2021, less than 1% of inventory was determined to be invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids invalid traffic on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the year ended December 31, 2020, we processed approximately 4.0 trillion bid requests and had 22 DSPs.

Expanding and managing investments

Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we continue to make investments across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain. The Colossus SSP is agnostic to any specific demand side platform.

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the first half of 2022, we expect to transition our server platform to HPE Greenlake, which we expect will provide increased capacity, faster response time, and expansion capabilities to align with growth in our business.

Managing industry dynamics

We operate in the rapidly evolving digital advertising industry. Due to the scale and complexity of the digital advertising ecosystem, direct sales via manual, person-to-person processes are insufficient for delivering a real-time, personalized ad experience, creating the need for programmatic advertising. In turn, advances in programmatic technologies have enabled publishers to auction their ad inventory to more buyers, simultaneously, and in real time through a process referred to as header bidding. Header bidding has also provided advertisers with transparent access to ad impressions. As advertisers keep pace with ongoing changes in the way that consumers view and interact with digital media we anticipate further innovation and expect that header bidding will be extended into new areas such as OTT/CTV. We believe our focus on publishers and buyers has allowed us to understand their needs and our ongoing innovation has enabled us to quickly adapt to changes in the industry, develop new solutions and do so cost effectively. Our performance depends on our ability to keep pace with industry changes such as header bidding and the evolving needs of our publishers and buyers while continuing our cost efficiency.

Seasonality

In general, the advertising industry experiences seasonal trends that affect the vast majority of participants in the digital marketing ecosystem. In our sell-side advertising segment, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the first quarter tends to reflect lower activity levels and lower revenue. We generally expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Components of Our Results of Operations

Revenue

On the buy-side advertising segment, we generate revenue from clients that enter into agreements with us to provide digital marketing and media services to purchase digital advertising space, data, and other add-on features. On the sell-side advertising segment, we generate revenue from publishing clients by selling their advertising inventory to national and local advertisers.

We report revenue on a gross basis inclusive of all supplier costs because we bear the full obligation of any costs to provide our services. We pay suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates.”

Cost of Revenues

Cost of revenues for our buy-side advertising segment consists primarily of digital media fees, third-party platform access fees, and other third-party fees associated with providing services to our customers. For the sell-side advertising segment, we pay publishers a fee, which is typically a percentage of the value of the ad impressions monetized through our platform. Cost of revenues consists primarily of publisher media fees and data center co-location costs. Media fees include the publishing and real time bidding costs to secure advertising space.

Operating Expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance, and administrative personnel (including salaries, commissions, bonuses, benefits and taxes), general and administrative expenses for rent expense, professional fees, independent contractor costs, selling and marketing fees, and operating system subscription costs, as well as amortization expense related to our intangible assets. In fiscal 2020, we acquired Orange142, and incurred transaction costs primarily consisting of legal fees.

Other (Expense) Income

Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.

Forgiveness of PPP Loan. In 2020 and 2021, we applied and were approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”). Forgiveness of PPP loans is recognized as a gain in the period it is granted. A majority of our PPP loans received in 2020 were forgiven as of November 30, 2020. The PPP loans were entered into by DDH LLC and there are no PPP loans held by our subsidiaries.

Gain from revaluation and settlement of notes and earnout liability. When Huddled Masses and Colossus Media were acquired, we entered into seller notes (“Seller Notes”) and seller earnout agreements (“Seller Earnouts”) with the former selling shareholders (“Former Shareholders”). During fiscal 2020, we entered into a settlement agreement (“Settlement Agreement”) with the Former Shareholders, and as a result, recorded a net gain at the time of the agreement, as well as in the year ended December 31, 2021 when the Seller Notes and Seller Earnouts were paid in full.

Interest Expense. Interest expense is mainly related to our debt that was entered into by DDH LLC, which carries a variable interest rate. In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units are classified as a liability, and the corresponding distributions are recognized as interest expense.

Loss on early redemption of non-participating preferred units. In December 2021, we redeemed the non-participating Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units.

Loss on early extinguishment of debt. In December 2021, we refinanced the 2020 Term Loan Facility (as defined below) and incurred a loss on early extinguishment of debt associated with prepayment penalties, exit fee, and the write-off of the unamortized deferred financing costs.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2021 and 2020

The following tables set forth our consolidated results of operations for the periods presented. As noted above, we acquired Orange142 on September 30, 2020, and accordingly, only three months of Orange142’s results are included in our financial results for the fiscal year ended December 31, 2020. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2021	2020	Amount	Pcnt
Revenues
Buy-side advertising	$26,127,787	$9,656,165	$16,471,622	171%
Sell-side advertising	12,009,075	2,821,354	9,187,721	326%
Total revenues	38,136,862	12,477,519	25,659,343	206%

Cost of revenues
Buy-side advertising	9,927,295	4,864,234	5,063,061	104%
Sell-side advertising	9,780,442	2,440,975	7,339,467	301%
Total cost of revenues	19,707,737	7,305,209	12,402,528	170%

Gross Profit	18,429,125	5,172,310	13,256,815	256%
Operating Expenses	14,044,525	6,016,874	8,027,651	133%
Income (loss) from operations	4,384,600	(844,564)	5,229,164	619%
Other (expense) income	(5,828,171)	(51,502)	(5,776,669)	nm %
Tax expense	(63,526)	(12,124)	(51,402)	(424)%
Net loss	$(1,507,097)	$(908,190)	$(598,907)	(66)%
Adjusted EBITDA (1)	$6,357,603	$613,073	$5,744,530	937%

(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $12.5 million in 2020 to $38.1 million in 2021, an increase of $25.6 million or 206%. Buy-side advertising revenue increased $16.4 million or 171%, while sell-side advertising revenue increased $9.2 million, or 326% over fiscal year 2020. The increase in our sell-side advertising revenue was the result of an overall increase in advertising spend by our customers, and an increase in the number of publisher connections. The increase in our buy-side advertising revenue was primarily as a result of the acquisition of Orange142, which contributed $15.8 million of the increase, as Orange142’s revenues only were included in the last three months of our results of operations during fiscal year 2020. The remaining buy-side advertising revenues increased by $0.7 million year over year, largely due to the increase in the number of clients served.

Cost of Revenues

Along with the increase in gross sales across both platforms, we correspondingly experienced an increase in cost of revenues from $7.3 million in 2020 to $19.7 million in 2021, an increase of $12.4 million or 170%. Buy- side advertising cost of revenues increased $5.1 million, primarily due to the acquisition of Orange142, which contributed $5.0 million of the increase. The remaining buy-side advertising cost of revenues increased $0.1 million from the prior year. Sell-side advertising cost of revenues increased $7.3 million, to $9.8 million, or 81% of revenue for the year ended December 31, 2021, compared to $2.4 million, or 86% of revenue, for the same period in 2020. Our sell-side cost of media is approximately 80% and our lower cost of revenue in 2021 was due to economies of scale from the higher revenue we generated during this period.

Gross Profit

Gross profit also increased in the year ended December 31, 2021 to $18.4 million, or 48% of revenue, compared to $5.2 million, or 41% of revenue, for the year ended December 31, 2020, an increase of $13.2 million or 256%. Buy-side advertising gross profit increased $11.4 million, primarily due to the acquisition of Orange142. The remaining buyside advertising gross profit increased $0.6 million over the prior year. Sell-side advertising gross profit increased $1.8 million over 2020, primarily as a result of the increase in revenue as discussed above.

Operating Expenses

The following table sets forth the components of operating expenses for the periods presented.

	Year Ended December 31,		Change
	2021	2020	Amount	Pcnt
Compensation, taxes and benefits	$8,519,418	$3,334,060	$5,185,358	156%
General and administrative	5,525,107	1,848,407	3,676,700	199%
Acquisition transaction costs	-	834,407	(834,407)	(100)%
Total operating expenses	$14,044,525	$6,016,874	$8,027,651	133%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $3.3 million in 2020 to $8.5 million in 2021, an increase of $5.2 million, or 156%. The increase was primarily due to $4.0 million of additional compensation and benefits paid to employees added in connection with the acquisition of Orange142, as well as an increase of $1.2 million attributable to higher commissions and hiring of additional personnel to support our growth.

General and administrative expenses

General and administrative (“G&A”) expenses also increased from 2020 to 2021, primarily due to the acquisition of Orange142 and the $2.0 million and $0.5 million of amortization expense recorded in connection with the intangible assets identified in the valuation of the transaction for the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, our G&A costs were $1.9 million, compared to $5.5 million during the year ended December 31, 2021, an increase of $3.7 million or 199%. For the year ended December 31, 2021, G&A expenses as a percentage of revenue was 14.5% compared to 14.8% for the year ended December 31, 2020. During 2021, we invested in systems and infrastructure and incurred additional consulting expenses.

We expect to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives, legal and accounting costs, higher insurance premiums, and compliance costs associated with developing the requisite infrastructure required for internal controls. As a result, we expect G&A expenses to increase in absolute dollars in future periods.

Acquisition transaction costs

During the year ended December 31, 2020, the Company incurred $0.8 million in acquisition transaction costs related to the acquisition of Orange142. These expenses primarily related to legal fees and closing costs and did not recur in 2021.

Other expense

The following table sets forth the components of other income (expense) for the periods presented.

	Year Ended December 31,		Change
	2021	2020	Amount	Pcnt
Other income	$19,185	$134,776	$(115,591)	(86)%
Forgiveness of Paycheck Protection Program loan	10,000	277,100	(267,100)	(96)%
Gain from revaluation and settlement of seller notes and earnout liability	31,443	401,677	(370,234)	(92)%
Loss on early redemption of non- participating preferred units	(41,622)	-	(41,622)	(100)%
Loss on early extinguishment of debt	(2,663,148)	-	(2,663,148)	(100)%
Interest expense	(3,184,029)	(865,055)	(2,318,974)	(268)%
Total other expense	$(5,828,171)	$(51,502)	$(5,776,669)	nm %

Other expense for the year ended December 31, 2021 is primarily comprised of approximately $2.7 million associated with the early extinguishment of the Silverpeak Term Loan Facility and $3.2 million of interest expense. Other expense for the year ended December 31, 2020 is comprised of approximately $0.1 million in other income as a result of recovery of a receivable, $0.3 million for forgiveness of the PPP loans, a $0.4 million gain as a result of the Settlement Agreement with the Former Shareholders of Huddled Masses and Colossus Media for the Seller Earnouts and Seller Notes, and $0.9 million of interest expense.

Interest Expense

Interest expense increased in 2021 to $3.2 million compared to $0.9 million for the year ended December 31, 2020. The increase in interest expense was the result of the full year of financing activities related to the Orange142 acquisition and the related variable interest expense on the debt incurred and the preferred units issued.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital (deficiency), and availability under our Revolving Credit Facility (as defined below) on December 31, 2021 and 2020:

	As Of December 31,
	2021	2020
Cash and cash equivalents	$4,684,431	$1,611,998
Working capital (deficiency)	$4,057,243	$(117,778)
Availability under Revolving Credit Facility	$1,798,145	$592,949

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, proceeds from our public offering in 2022, and availability under the revolving credit facility provided under our credit agreement, as amended, entered into on September 30, 2020, with East West Bank in the amount of $2,500,000 (the “Revolving Credit Facility”). As of December 31, 2021 and 2020, we had cash and cash equivalents of approximately $4.7 million and $1.6 million, respectively, and $1.8 million and $0.6 million available under our Revolving Credit Facility, respectively. Based on projections of growth in revenue and operating results in the coming year, as well as approximately $3.7 million of proceeds from the completion of our initial public offering in February 2022, after deducting underwriting discounts and commissions, offering expenses payable by us and the payment of $10.3 million to purchase all of the LLC Units held by USDM, the available cash held by us and availability under our Revolving Credit Facility, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Annual Report on Form 10-K. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

In September 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into the Revolving Credit Facility and a loan and security agreement that provides for a term loan in the principal amount of $12.825 million (the “2020 Term Loan Facility”). The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and on each of December 31, 2021 and 2020, the rate was 7.0% and 6.75%, respectively, with a 0.5% unused line fee. The maturity date of the Revolving Credit Facility is September 30, 2022. The term loan under the 2020 Term Loan Facility bore interest at 15.0% per annum; provided, that from September 2020 through the payment date in September 2021, DDH LLC was required to pay cash interest at the rate of 12.0% per annum and would owe an additional 3.0% per annum which amount would be deferred and added to the outstanding principal balance of the term loan on each payment date thereafter. All accrued but unpaid interest under the Revolving Credit Facility is payable in monthly installments on each interest payment date until the maturity date when the outstanding principal balance, together with all accrued but unpaid interest, will be due. All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and DDH LLC was required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. In January 2021, we made a repayment of $1.2 million with respect to the period ending December 31, 2020. The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”), as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan. The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). The maturity date of the 2021 Credit Facility is December 3, 2026.

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the Revolving Credit Facility has a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the 2021 Credit Facility has a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility.

The Revolving Credit Facility is secured by the trade accounts receivable of the Company and guaranteed by Holdings. The Revolving Credit Facility includes financial covenants, including (i) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2020, (ii) a maximum total net leverage ratio of 3.00 to 1.00 for the fiscal quarters ending December 31, 2020 and March 31, 2021, 2.75 to 1.00 for the fiscal quarters ending June 30, 2021 and September 30, 2021, 2.50 to 1.00 for the fiscal quarters ending December 31, 2021 and March 31, 2022, and 2.25 to 1.00 for the fiscal quarters ending thereafter and (iii) a minimum liquidity amount of at least $1.0 million for the period of September 30, 2020 to June 29, 2021, $1.1 million for the period of June 30, 2021 to December 30, 2021, $1.3 million for the period of December 31, 2021 to June 29, 2022 and $1.4 million thereafter. DDH LLC was in compliance with all of its financial covenants under the Revolving Credit Facility and the 2020 Term Loan Facility as of December 31, 2021 and 2020.

On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the availability to $5,000,000 with an initial availability of $2,500,000. As of December 31, 2021, the Revolving Credit Facility had borrowings outstanding in the amount of $0.4 million, leaving $1.8 million of unused capacity. The Revolving Credit Facility and the 2021 Credit Facility contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events. From time to time, we are required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations.

Consolidated Statement of Cash Flow Data:

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$3,751,151	$(574,527)
Net cash used in investing activities	-	(10,985,849)
Net cash (used in) provided by financing activities	(678,718)	12,290,082
Net increase in cash and cash equivalents	$3,072,433	$729,706

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers and related payments to our buyers and suppliers of advertising media and data. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable, accounts payable and accrued liabilities. The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers, but our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a quarterly basis.

For the Years Ended December 31, 2021 and 2020

Cash flows from operating activities increased from $(0.6) million used in operating activities for the year ended December31, 2020 to $3.8 million provided by operating activities for the year ended December 31, 2021. The year-over-year increase of $4.4 million was due to the higher adjustments of intangible asset amortization, deferred financing costs amortization and loss on early extinguishment of debt, partially offset by changes in operating assets and liabilities.

During the year ended December 31, 2021, cash provided by operating activities of $3.8 million resulted primarily from net loss of $(1.5) million, noncash add back adjustments to net income of $0.4 million for amortization of deferred financing costs, $2.0 million for amortization of intangible assets, $2.7 million for the loss on the early extinguishment of debt and $0.3 million of paid-in-kind interest. Working capital changes of $(0.1) million were primarily driven by a $(3.3) million increase in accounts receivable, a $(1.0) million increase in prepaid expenses, a decrease in accrued liabilities of $(0.3) million, partially offset by increases in accounts payable of $3.4 million and deferred revenue of $1.0 million.

During the year ended December 31, 2020, cash used in operating activities of $0.6 million resulted primarily from net loss of $0.9 million, noncash add back adjustments to net income of $0.1 million for amortization of deferred financing costs, $0.5 million for amortization of intangible assets and $0.1 million of paid-in-kind interest, partially offset by the deduction of a $0.3 million gain from the forgiveness of the PPP loans as well as $0.4 million for a gain on the revaluation and settlement of the Seller Earnout liability. Working capital changes of $0.3 million were primarily driven by a $0.7 million decrease in accounts receivable, an increase in accrued liabilities of $0.5 million and related party payables of $0.1 million, partially offset by decreases in accounts payable of $(0.5) million and deferred revenue of $(0.4) million.

Cash Flows from Investing Activities

Effective September 30, 2020, DDH LLC acquired 100% of the equity interests of Orange142 valued at $26.2 million. The acquisition was funded by issuance of member common units, mandatorily redeemable preferred units, the issuance of a facility term note, and amounts borrowed under our Revolving Credit Facility. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets resulting in goodwill of $4.1 million and intangible assets of $18.0 million.

Intangible assets consist of $13.0 million of 10-year amortizable customer relationships, $3.5 million of 10- year amortizable trademarks and tradename, and $1.5 million of 5-year amortizable non-complete agreements.

Cash paid to sellers	$12,000,000
Member units issued	4,294,041
Mandatorily redeemable units	9,913,940
Total purchase consideration	$26,207,981

The following table summarizes the allocations of the purchase consideration to the fair value of the net assets:

Fair value of assets acquired:

Cash and cash equivalents	$1,014,151
Accounts receivable	4,590,945
Prepaid expenses and other current assets	148,717
Other assets	9,618
Intangible assets	18,033,850
Goodwill	4,095,700
Total assets acquired	27,892,981

Fair values of liabilities assumed:

Accounts payable	$683,521
Accrued liabilities	244,165
Deferred revenue	757,314
Total liabilities assumed	1,685,000
Total fair value of net assets	$26,207,981

Cash Flows Provided by Financing Activities

For the Years Ended December 31, 2021 and 2020

Our financing activities consists primarily of proceeds and payments under our notes payable and line of credit, as well as proceeds from government loans and distributions to DDH LLC members. Net cash provided by financing activities has been and will be used to finance our operations, including our investment in people and infrastructure, to support our growth.

During the year ended December 31, 2021, net cash provided by financing activities decreased by $13.0 million, from $12.3 million for the year ended December 31, 2020 to $(0.7) million for the year ended December 31, 2021.

During the year ended December 31, 2021, we received proceeds of $22.0 million under the 2021 Credit Facility with Lafayette Square, incurred $2.2 million of deferred financing fees, paid $15.7 million to extinguish the 2020 Term Loan Facility, and redeemed $3.5 million of non-participating Preferred A Units. We also paid $0.4 million to the Former Shareholder for amounts due under their Seller Notes and Seller Earnouts and received proceeds from the government for the PPP loans of $0.3 million. Members of DDH LLC received tax distributions of $1.2 million.

During the year ended December 31, 2020, net cash provided by financing activities of $12.3 million resulted primarily from the $12.8 million of proceeds of the 2020 Term Loan Facility in conjunction with the acquisition of Orange142, partially offset by $0.6 million paid for deferred financing costs in the transaction. We also paid off our line of credit with First Citizens Bank and entered into the Revolving Credit Facility with East West Bank. Borrowings under the Revolving Credit Facility totaled $1.1 million, and payments totaled $1.4 million. We also incurred $0.1 million in deferred financing fees associated with the Revolving Credit Facility. During the year ended December 31, 2020, we also received proceeds from the government for the PPP loans of $0.3 million as well as $0.2 million from the economic disaster recovery loan program. Members of DDH LLC received distributions of $0.1 million and repaid $0.4 million from advances. As a result of a litigation settlement with the Former Shareholders of Huddled Masses and Colossus, we paid $0.2 million and $18,000 to the Former Shareholders for amounts due under their Seller Notes and Seller Earnouts, respectively.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities, the Revolving Credit Facility and the 2021 Credit Facility. We lease furniture and office space in Houston, Austin and Colorado Springs, CO from an unrelated party under non-cancelable operating leases dating through December 2023. These leases will require minimum payments of $121,651 in 2022 and $90,138 in 2023. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be approximately $1.2 million in 2022, and $1.1 million in each of 2023, 2024, 2025 and 2026, with $17.2 million coming due in the years following, assuming we do not refinance our indebtedness. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for acquisition transaction costs, forgiveness of Paycheck Protection Program loans, gain from revaluation and settlement of seller notes and earnout liability, loss on early extinguishment of debt, and loss on early redemption of non-participating preferred units (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net loss.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2021	2020
Net loss	$(1,507,097)	$(908,190)
Add back (deduct):
Amortization of intangible assets	1,953,818	488,454
Acquisition transaction costs	-	834,407
Interest expense	3,184,029	865,055
Loss on early extinguishment of debt	2,663,148	-
Tax expense	63,526	12,124
Forgiveness of Paycheck Protection Program loan	(10,000)	(277,100)
Gain from revaluation and settlement of seller notes and earnout liability	(31,443)	(401,677)
Loss on early redemption of non-participating preferred units	41,622	-
Adjusted EBITDA	$6,357,603	$613,073

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, and certain one-time items such as acquisition transaction costs and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of this non-GAAP financial measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.

We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as our determination of the fair value of goodwill and intangible assets, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption, which had no impact on our financial position or results of operations using the modified retrospective method. We recognize revenue using the following five steps:

•	Identification of a contract(s) with a customer;

•	Identification of the performance obligation(s) in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligation(s) in the contract; and,

•	Recognition of revenue when, or as, the performance obligation(s) are satisfied.

Our revenue is recognized primarily using inputs from third-party data, and to a lesser extent management estimates. We believe our estimates are not a significant element in our revenue recognition process. Our revenues are derived primarily from two sources: buy-side advertising and sell-side advertising.

Buy-side advertising

We purchase media based on the budget established by our customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. We offer our platform on a fully managed and a moderate/self-serve basis, revenue from which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum for fully managed revenue and the delivery of media inventory for self-serve revenue. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. We provide digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for our customers.

Revenue arrangements are evidenced by a fully executed insertion order (“IO”). Generally, IOs specify the number and type of advertising impressions to be delivered over a specified time at an agreed upon price and performance objectives for an ad campaign. Performance objectives are generally a measure of targeting, as defined by the parties in advance, such as number of ads displayed, consumer clicks on ads or consumer actions (which may include qualified leads, registrations, downloads, inquiries or purchases). These payment models are commonly referred to as CPM (cost per impression), CPC (cost per click) and CPA (cost per action). The majority of our contracts are flat-rate, fee-based contracts.

In instances where we contract with third-party advertising agencies on behalf of their advertiser clients, a determination is made to recognize revenue on a gross or net basis based on an assessment of whether we are acting as the principal or an agent in the transaction. We are acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis, as we have control and are responsible for fulfilling the advertisement delivery, establishing the selling prices and delivering the advertisements for fully managed revenue and providing updates and performing billing and collection activities for our self-serve proprietary platform.

Sell-side advertising

We partner with publishers to sell advertising inventory to our existing buy-side clients, as well as our own Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. We generate revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using our proprietary programmatic SSP. We refer to our publishers, app developers and channel partners collectively as our publishers. We generate revenue through the monetization of publisher ad impressions on our platform. Our platform allows publishers to sell, in real time, ad impressions to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. We recognize revenue when an ad is delivered in response to a winning bid request from ad buyers. We are acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis as we have control and are responsible for fulfilling the advertisement delivery, establishing the selling prices and the delivery of the advertisements for fully managed revenue and providing updates and performing all billing and collection activities for our self-serve proprietary platform.

We maintain agreements with each DSP in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform. In an effort to reduce the risk of nonpayment, we have insurance with a third-party carrier for our accounts receivable.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1.” Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. For the years ended December 31, 2021 and 2020, we did not recognize any goodwill impairment losses.

Intangible assets, net

Our intangible assets consist of customer relationships, trademarks and non-compete agreements. Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives or using an accelerated method. Amortization is recorded as depreciation and amortization under operating expenses within our consolidated statements of operations and comprehensive loss. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item 7A.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Direct Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2022

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,684,431	$1,611,998
Accounts receivable, net	7,871,181	4,679,376
Prepaid expenses and other current assets	1,225,447	223,344
Total current assets	13,781,059	6,514,718
Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 3)	15,591,578	17,545,396
Deferred financing costs, net (Note 2)	96,152	90,607
Other long-term assets	11,508	25,118
Total assets	$35,999,933	$30,695,475

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,710,015	$3,263,326
Accrued liabilities	1,044,907	1,392,520
Notes payable, current portion	550,000	1,206,750
Deferred revenues	1,348,093	308,682
Related party payables (Note 7)	70,801	70,801
Seller notes payable	-	315,509
Seller earnout payable	-	74,909
Total current liabilities	9,723,816	6,632,497

Notes payable, net of short-term portion and $2,091,732 and $501,796 deferred financing cost, respectively	19,358,268	11,213,697
Mandatorily redeemable non-participating preferred units	6,455,562	9,913,940
Line of credit	400,000	407,051
Paycheck Protection Program loan	287,143	10,000
Economic Injury Disaster Loan	150,000	150,000
Total liabilities	36,374,789	28,327,185
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBERS' EQUITY (DEFICIT)
Units, 1,000,000 units authorized at December 31, 2021 and 2020, 34,182 units issued and outstanding as of December 31, 2021 and 2020, respectively	4,294,241	4,294,241
Accumulated deficit	(4,669,097)	(1,925,951)
Total members' equity (deficit)	(374,856)	2,368,290
Total liabilities and members' equity (deficit)	$35,999,933	$30,695,475

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31,
	2021	2020
Revenues
Buy-side advertising	$26,127,787	$9,656,165
Sell-side advertising	12,009,075	2,821,354
Total revenues	38,136,862	12,477,519
Cost of revenues
Buy-side advertising	9,927,295	4,864,234
Sell-side advertising	9,780,442	2,440,975
Total cost of revenues	19,707,737	7,305,209
Gross profit	18,429,125	5,172,310

Operating expenses
Compensation, taxes and benefits	8,519,418	3,334,060
General and administrative	5,525,107	1,848,407
Acquisition transaction costs	-	834,407
Total operating expenses	14,044,525	6,016,874
Income (loss) from operations	4,384,600	(844,564)

Other income (expense)
Other income	19,185	134,776
Forgiveness of Paycheck Protection Program loan	10,000	277,100
Gain from revaluation and settlement of seller notes and earnout liability	31,443	401,677
Loss on redemption of non-participating preferred units	(41,622)	-
Loss on early extinguishment of debt	(2,663,148)	-
Interest expense	(3,184,029)	(865,055)
Total other expense	(5,828,171)	(51,502)
Tax expense	(63,526)	(12,124)
Net loss	$(1,507,097)	$(908,190)

Net loss per common unit:
Basic and diluted	$(44.09)	$(30.32)

Weighted-average common units outstanding:
Basic and diluted	34,182	29,954

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CHANGES IN MEMBERS’ EQUITY (DEFICIT)

DECEMBER 31, 2021 AND 2020

	Common Units		Receivable		Members'
	Units	Amount	from members	Accumulated equity (deficit)	equity (deficit)
Balance, January 1, 2020	28,545	$200	$(370,789)	$(900,253)	$(1,270,842)
Receipts from members	-	-	370,789	-	370,789
Distributions to members	-	-	-	(117,508)	(117,508)
Shares issued for acquisition of Orange 142, LLC	5,637	4,294,041	-		4,294,041
Net loss	-	-	-	(908,190)	(908,190)
Balance, December 31, 2020	34,182	4,294,241	-	(1,925,951)	2,368,290
Distributions to members				(1,236,049)	(1,236,049)
Net loss				(1,507,097)	(1,507,097)
Balance, December 31, 2021	34,182	$4,294,241	$-	$(4,669,097)	$(374,856)

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31,
	2021	2020
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,507,097)	$(908,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	356,442	84,629
Amortization of intangible assets	1,953,818	488,454
Loss on early extinguishment of debt	2,663,148	-
Forgiveness of Paycheck Protection Program loan	(10,000)	(277,100)
Paid-in-kind interest	269,260	97,243
Gain from revaluation and settlement of earnout liability	(31,443)	(401,677)
Loss on redemption of non-participating preferred units	41,622	-
Bad debt expense	91,048	8,086
Changes in operating assets and liabilities:
Accounts receivable	(3,282,853)	737,554
Prepaid expenses and other current assets	(1,005,159)	(7,093)
Accounts payable	3,446,689	(516,690)
Accrued liabilities	(273,735)	540,033
Deferred revenues	1,039,411	(490,577)
Related party payable	-	70,801
Net cash provided by (used in) operating activities	3,751,151	(574,527)

Cash Flows Used In Investing Activities:
Cash paid for acquisition of Orange142, net of cash acquired	-	(10,985,849)
Net cash used in investing activities	-	(10,985,849)

Cash Flows (Used In) Provided By Financing Activities:
Proceeds from note payable	22,000,000	12,825,000
Payments of notes payable and extinguishment of debt	(15,672,912)	-
Payments of litigation settlement	-	(210,000)
Proceeds from lines of credit	400,000	1,083,051
Payments on lines of credit	(407,051)	(1,403,000)
Payment of deferred financing costs	(2,190,874)	(677,032)
Proceeds from Paycheck Protection Program loan	287,143	287,100
Proceeds from Economic Injury Disaster Loan	-	150,000
Redemption of Preferred Shares	(3,500,000)	370,789
Payments on seller notes and earnouts payable	(358,975)	(18,318)
Distributions to members	(1,236,049)	(117,508)
Net cash (used in) provided by financing activities	(678,718)	12,290,082

Net increase in cash and cash equivalents	3,072,433	729,706

Cash and cash equivalents, beginning of the period	1,611,998	882,292

Cash and cash equivalents, end of the year	$4,684,431	$1,611,998

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$63,527	$12,124
Cash paid for interest	$2,528,240	$620,474
Non-cash Investing and Financing Activities:
Issuance of members’ units as purchase consideration (Note 3)	$-	$14,207,981

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc. and its subsidiaries, headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021, is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by its founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, Holdings acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, etc. with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. . In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH, LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH, LLC, the holder of 100% of the voting interests of DDH, LLC and the holder of 19.7% of the economic interests of DDH, LLC. In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

The subsidiaries of Direct Digital Holdings, Inc are as follows:
Subsidiary	Current % Ownership	Advertising Solution and Segment	Date of Formation	Date of Acquisition
Direct Digital Holdings, LLC	19.7%	N/A	June 21, 2018	August 26, 2021
Huddled Masses, LLC	100%	Buy-side	November 13, 2012	June 21, 2018
Colossus Media, LLC	100%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100%	Buy-side	March 6, 2013	September 30, 2020

Both buy-side subsidiaries, Huddled Masses and Orange142, offer technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”). Colossus SSP is a stand-alone tech-enabled, data-driven platform that helps deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQ+ customers, as well as other specific audiences.

Providing both the front-end, buy-side operations coupled with our proprietary sell-side operations, enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.

Basis of consolidation

The consolidated financial statements include the accounts of Direct Digital Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Business combinations

The Company analyzes acquisitions to determine if the acquisition should be recorded as an asset acquisition or a business combination. The Company accounts for acquired businesses using the acquisition method of accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, (“ASC 805”), which requires that assets acquired, and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of the consideration paid, including any contingent consideration as applicable, is assigned to the underlying net assets of the acquired business based on their respective fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurement, as of the closing date. Any excess of the purchase price over the estimated fair values of the net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to calculate the present value of expected future net cash flows, the assessment of each asset’s life cycle, and the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed, and the resulting timing and amounts charged to, or recognized in, current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

On September 30, 2020, the Company completed the acquisition of Orange142, which was accounted for under ASC 805. See “Note 3 — Business Acquisition”.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allocation of purchase price consideration in the business combination and the related valuation of acquired assets and liabilities, intangible assets, and goodwill impairment testing. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of December 31, 2021, $3,332,303 of the Company’s cash and cash equivalents exceeded the federally insured limits. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Accounts receivable

Accounts receivable primarily consist of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establish an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $40,856 and $0, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense was $91,048 and $8,086 for the years ended December 31, 2021 and 2020, respectively.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	December 31, 2021	December 31, 2020
Customer A	62.9%	7.4%
Customer B	5.2%	0.3%
Customer C	3.0%	40.4%
Customer D	1.0%	18.4%

Property and equipment, net

Property and equipment are recognized in the consolidated balance sheets at cost less accumulated depreciation and amortization. The Company capitalizes purchases and depreciates its property and equipment using the straight-line method of depreciation over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. As of and December 31, 2021 and 2020, the Company has fully depreciated all property and equipment.

The cost of repairs and maintenance are expensed as incurred. Major renewals or improvements that extend the useful lives of the assets are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gain or loss is recognized in the consolidated statements of operations.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed, which is referred to as “Step 1”. Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. For the years ended December 31, 2021 and 2020, the Company did not recognize any goodwill impairment losses.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of December 31, 2021 and 2020, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

Intangible assets, net

The Company’s intangible assets consist of customer relationships, trademarks and non-compete agreements. The Company’s intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in our consolidated statements of operations.

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of December 31, 2021 and 2020, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

Fair value measurements

The Company follows ASC 820-10, Fair Value Measurement, (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the most advantageous market for the asset or liability in an orderly transaction. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

Level 1 — Inputs to the valuation methodology are quoted prices available in active markets for identical securities as of the reporting date;

Level 2 — Inputs to the valuation methodology are other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk etc. as of the reporting date, and the fair value can be determined through the use of models or other valuation methodologies; and

Level 3 — Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity of the securities and the reporting entity makes estimates and assumptions relating to the pricing of the securities, including assumptions regarding risk.

We segregate all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 5 – Long Term Debt) and incurred additional deferred financing costs of $63,689. Unamortized deferred financing costs related to the line of credit was $96,152 and $90,607 as of December 31, 2021 and 2020, respectively, and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In December 2021, the Company refinanced its note payable with SilverPeak Credit Partners, LP (“SilverPeak”) (see Note 5 — Long-Term Debt) and expensed the remaining unamortized deferred financing costs of $238,951 to loss on early extinguishment of debt. Unamortized deferred financing costs for the note payable to was $501,796 as of December 31, 2020, and netted against the outstanding debt on the consolidated balance sheets.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long Term Debt) and incurred $2,127,185 in deferred financing costs. Unamortized deferred financing costs for the note payable to was $2,091,732 as of December 31, 2021 and netted against the outstanding debt on the consolidated balance sheets.

Revenue recognition

The Company adopted FASB Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption which had no impact on its financial position or results of operations using the modified retrospective method. The Company recognizes revenue using the following five steps:

•	Identification of a contract(s) with a customer;

•	Identification of the performance obligation(s) in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligation(s) in the contract; and

•	Recognition of revenue when, or as, the performance obligation(s) are satisfied.

The Company’s revenues are derived primarily from two sources: buy-side advertising and sell-side advertising.

Buy-side advertising

The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed and a moderate/self-serve basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum for fully managed revenue and the delivery of media inventory for self-serve revenue. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.

Revenue arrangements are evidenced by a fully executed insertion order (“IO”). Generally, IOs specify the number and type of advertising impressions to be delivered over a specified time at an agreed upon price and performance objectives for an ad campaign. Performance objectives are generally a measure of targeting, as defined by the parties in advance, such as number of ads displayed, consumer clicks on ads or consumer actions (which may include qualified leads, registrations, downloads, inquiries or purchases). These payment models are commonly referred to as CPM (cost per impression), CPC (cost per click) and CPA (cost per action). The majority of the Company’s contracts are flat-rate, fee-based contracts.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In instances where the Company contracts with third-party advertising agencies on behalf of their advertiser clients, a determination is made to recognize revenue on a gross or net basis based on an assessment of whether the Company is acting as the principal or an agent in the transaction. The Company is acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis as the Company has control and is responsible for fulfilling the advertisement delivery, establishing the selling prices and delivering the advertisements for fully managed revenue and providing updates and performing all billing and collection activities for the self-serve proprietary platform.

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $1,348,093 and $308,682 as of December 31, 2021 and 2020, respectively.

Sell-side advertising

The Company partners with publishers to sell advertising inventory to its existing buy-side clients, as well as its own Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its publishers. The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company’s platform allows publishers to sell, in real time, ad impressions to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue when an ad is delivered in response to a winning bid request from ad buyers. The Company is acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis, as the Company has control and is responsible for fulfilling the advertisement delivery, establishing the selling prices and delivering the advertisements for fully managed revenue and providing updates and performing all billing and collection activities for its self-serve proprietary platform.

The Company maintains agreements with each DSP in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform. In an effort to reduce the risk of nonpayment, the Company has insurance with a third-party carrier for its accounts receivable as noted above.

The following table sets forth our concentration of revenue sources as a percentage of total net revenues on a consolidated basis. With the acquisition of Orange142 in September 2020, the mix of our concentrations changed year-over-year.

	December 31,
	2021	2020
Customer A	27.9%	7.1%
Customer E	12.8%	9.5%
Customer F	11.4%	2.3%
Customer G	0.0%	11.2%
Customer D	2.2%	14.0%

Cost of revenues

Buy-side advertising

Cost of revenues consists primarily of digital media fees, third-party platform access fees, and other third-party fees associated with providing services to our customers.

Sell-side advertising

The Company pays publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the Company’s platform. Cost of revenues consists primarily of publisher media fees and data center co-location costs. Media fees include the publishing and real-time bidding costs to secure advertising space.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2021 and 2020 was $216,464 and $8,056, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Income taxes

DDH LLC is a limited liability company and is not required to pay federal income tax. Accordingly, no federal income tax expense has been recorded in the consolidated financial statements for the years ended December 31, 2021 and 2020. Taxable income or losses are reported to the individual members for inclusion in their respective individual federal income tax returns. The Company is subject to state income taxes as applicable. Taxes on the consolidated statements of operations represent franchise taxes for the State of Texas.

The Company applies ASC 740-10, Income Taxes (“ASC 740-10”), in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of December 31, 2021 and 2020, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

Segment information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chairman and Chief Executive Officer. The Company views its business as two reportable segments, buy-side advertising, which includes the results of Huddled Masses and Orange142, and sell-side advertising, which includes the results of Colossus Media.

Accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. The guidance also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance will be effective for the Company beginning January 1, 2022, with early adoption permitted. Upon adoption, entities will be required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. The Company is currently evaluating the potential effect that adopting this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which requires, among other things, the use of a new current expected credit loss (“CECL”) model in order to determine the Company’s allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimates its lifetime expected credit loss with respect to its receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Company is currently evaluating the potential effect that adopting this guidance will have on its consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and capital resources

As of December 31, 2021, we had cash and cash equivalents of $4,684,431 and availability under our Revolving Credit Facility (see Note 5 — Long-Term Debt) of $1,798,145. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under our Revolving Credit Facility, the Company believes that we will have sufficient cash resources to finance our operations and service any maturing debt obligations for at least the next twelve months.

Note 3 — Business Acquisition

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 from USDM Holdings, LLC (“USDM”), for a purchase price of $26,207,981. The acquisition was funded by a combination of cash, issuance by DDH LLC of member common units, mandatorily redeemable preferred units (see Note 6 — Mandatorily Redeemable Preferred Units), a facility term note, and a revolving credit facility (see Note 5 — Long-Term Debt). The Company paid $12,000,000 in cash and DDH LLC issued (i) 5,637-member common units with a fair value of $4,294,041, (ii) 3,500 non-participating preferred A units (“Class A Preferred Units”) at a redemption value of $3,500,000, and a fair value of $3,458,378, and (iii) 7,046 non-participating preferred B units (“Class B Preferred Units”) at a redemption value of $7,046,251, and a fair value of $6,455,562. The acquisition was accounted for using the acquisition method of accounting and, accordingly, the consolidated statements of operations include the results of operations of Orange142 beginning September 30, 2020.

The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the years ended December 31, 2021 and 2020, amortization expense of $1,953,818 and $488,454, respectively, was recognized, and as of December 31, 2021 and 2020, intangible assets net of accumulated amortization was $15,591,578 and $17,545,396, respectively.

Intangible assets and the related accumulated amortization and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(1,628,540)	(437,650)	(376,083)	(2,442,273)
Intangibles, net as of December 31, 2021	$11,399,780	$3,063,550	$1,128,248	$15,591,578
Estimated life (years)	10	10	5
Weighted-average remaining life (years) at December 31, 2021	8.8	8.8	3.8

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Total
2022	$1,953,818
2023	1,953,818
2024	1,953,818
2025	1,878,602
2026	1,652,952
Thereafter	6,198,570
Total	$15,591,578

DDH LLC paid $12,000,000 in cash and acquired cash of $1,014,151 for net cash used in the acquisition of $10,985,849. Total purchase consideration and fair value of the DDH LLC equity units issued is as follows:

Cash paid to sellers	$12,000,000
Member units issued	4,294,041
Mandatorily redeemable units	9,913,940
Total purchase consideration	$26,207,981

The following table summarizes the allocations of the purchase consideration to the fair value of the net assets:

Fair value of assets acquired:

Cash and cash equivalents	$1,014,151
Accounts receivable	4,590,945
Prepaid expenses and other current assets	148,717
Other assets	9,618
Intangible assets	18,033,850
Goodwill	4,095,700
Total assets acquired	27,892,981

Fair values of liabilities assumed:

Accounts payable	$683,521
Accrued liabilities	244,165
Deferred revenue	757,314
Total liabilities assumed	1,685,000
Total fair value of net assets	$26,207,981

During the year ended December 31, 2020, the Company incurred $834,407 in acquisition transaction costs related to the acquisition of Orange142. These expenses primarily related to referral and legal fees.

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

The table below presents the unaudited pro forma revenue and net loss of the Company for the year ended December 31, 2020, assuming the acquisition had occurred on January 1, 2019, pursuant to ASC 805. This unaudited pro forma consolidated financial information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the acquisition. The unaudited pro forma consolidated financial information excludes transaction costs recorded as general and administrative expenses of $834,407 during the year ended December 31, 2020.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

For the Year Ended December 31,
2020
Revenue – pro forma combined	$30,415,600
Net income – pro forma combined	$3,783,883

For the Year Ended December 31, 2020
Revenue	$12,477,519
Add: revenue, Orange142	17,938,081
Revenue – pro forma combined	$30,415,600

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2021	2020
Accrued compensation and benefits	$406,510	$482,436
Accrued litigation fees	501,078	501,078
Accrued expenses	123,118	317,401
Accrued interest	14,201	91,605
Total accrued liabilities	$1,044,907	$1,392,520

Note 5 — Long-Term Debt

Revolving Line of Credit East West Bank

On September 30, 2020, the Company entered into a credit agreement that provides for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and at December 31, 2021 and 2020, the rate was 7.0% and 6.75%, respectively, with a 0.50% unused line fee. The maturity date of the Revolving Credit Facility is September 30, 2022. All accrued but unpaid interest under the Revolving Credit Facility is payable in monthly installments on each interest payment date until the maturity date when the outstanding principal balance, together with all accrued but unpaid interest will be due. On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the availability to $5,000,000 with an initial availability of $2,500,000. In connection with the amendment, the Company incurred additional deferred financing fees of $63,689. As of December 31, 2021 and 2020, the Revolving Credit Facility had borrowings outstanding of $400,000 and $407,051 and deferred financing cost of $96,152 and $90,607, respectively, which are classified as an asset on the consolidated balance sheets.

The Revolving Credit Facility is secured by the trade accounts receivable of DDH LLC and guaranteed by the Company. The Revolving Credit Facility includes financial covenants, and as of December 31, 2021 and 2020, the Company was in compliance with all of its financial covenants.

First Citizens Bank

On May 17, 2019, the Company entered into a line of credit agreement with First Citizens Bank in the amount of $750,000, which bears fixed interest of 3.15% and expired on May 17, 2020. The agreement was renewed for one additional year through May 17, 2021. On October 2, 2020, the line of credit was fully repaid.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The components of interest expense and related fees for the lines of credit are as follows:

	December 31,
	2021	2020
Interest expense – East West Bank	$37,210	$9,391
Interest expense – First Citizens Bank	—	19,158
Amortization of deferred financing costs	58,144	12,944
Total interest expense and amortization of deferred financing costs	$95,354	$41,493

Accrued and unpaid interest as of December 31, 2021 and 2020, respectively, for the East West Bank was $5,553 and $5,100 related to the unused line fee. As of December 31, 2020, there was no accrued and unpaid interest for the First Citizens Bank line of credit.

2020 Term Loan Facility and 2021 Credit Facility

SilverPeak

In conjunction with the acquisition of Orange142 (see Note 3 — Business Acquisition), on September 30, 2020, the Company entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak in the amount of $12,825,000, maturing on September 15, 2023. Interest in year one was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility is payable in monthly installments on each interest payment date, and the Company was required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan is paid in full. The remaining principal balance, and all accrued but unpaid interest was to be due on the maturity date.

The obligations under the 2020 Term Loan Facility were secured by first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries. The 2020 Term Loan Facility contained a number of financial covenants and customary affirmative covenants. In addition, the 2020 Term Loan Facility included a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, and restricted payments. Each of Mark Walker (“Walker”), Chairman of the Board and Chief Executive Officer, and Keith Smith (“Smith”), President, provided limited guarantees of the obligations under the 2020 Term Loan Facility.

As of December 31, 2020, the Company owed a balance on the 2020 Term Loan Facility of $12,922,243, which included principal and $97,243 of accrued PIK interest. Financing costs incurred in the transaction were $573,481 and unamortized deferred financing costs as of December 31, 2020 were $501,796. Accrued and unpaid interest was $73,542 as of December 31, 2020 and is included in accrued expenses on the consolidated balance sheets. In January 2021, the Company made a repayment of $1.2 million with respect to the period ending December 31, 2020. The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the 2020 Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square and used the proceeds to repay and terminate the 2020 Term Loan Facility. The Company recognized a loss on the early extinguishment of debt of $2,663,148 associated with prepayment penalties, exit fee, and the write-off of the unamortized deferred financing fees.

Lafayette Square

On December 3, 2021, DDH LLC entered into the 2021 Term Loan Facility with Lafayette Square as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan. The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). The maturity date of the 2021 Credit Facility is December 3, 2026.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the Revolving Credit Facility has a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the 2021 Credit Facility has a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility.

As of December 31, 2021, the Company owed a balance on the 2021 Credit Facility of $22,000,000. Financing costs incurred in the transaction were $2,127,185 and unamortized deferred financing costs as of December 31, 2021 were $2,091,732. Accrued and unpaid interest was $0 as of December 31, 2021.

The components of interest expense and related fees for the 2020 Term Loan Facility and the 2021 Term Loan Facility are as follows:

	December 31,
	2021	2020
Interest expense – SilverPeak	$1,810,372	$518,622
Interest expense–- Lafayette Square	151,833	—
Amortization of deferred financing costs–- SilverPeak	262,845	71,685
Amortization of deferred financing costs–- Lafayette Square	35,453	—
Total interest expense and amortization of deferred financing costs	$2,260,503	$590,307

U.S. Small Business Administration Loans Economic Injury Disaster Loan

In 2020, DDH LLC applied and was approved for a loan pursuant to the Economic Injury Disaster Loan (“EIDL”), administered by the U.S. Small Business Administration (“SBA”). DDH LLC received the loan proceeds of $150,000 on June 15, 2020. The loan bears interest at a rate of 3.75% and matures on June 15, 2050. Installment payments, including principal and interest, of $731 will be payable monthly beginning June 15, 2022. Each payment will first be applied to pay accrued interest, then the remaining balance will be used to reduce principal. The loan is secured by substantially all assets of DDH LLC.

Accrued and unpaid interest expense as of December 31, 2021 and 2020 was $8,647 and $3,041, respectively, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, DDH LLC applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans should be forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll and utilities.

The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over two years if issued before, or five years if issued after, June 5, 2020 at an interest rate of 1.0% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or if the borrower does not apply for forgiveness, then six months after the end of the covered period.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

DDH LLC received the PPP-1 Loan proceeds on May 8, 2020. The principal amount of the PPP-1 Loan was $287,100 and there are no collateral or guarantee requirements. Under the terms of the PPP-1 Loan, payments were deferred until December 8, 2020. The loan bears interest at 1% per annum and matures on May 8, 2022. On October 6, 2020, DDH LLC applied for forgiveness of the PPP-1 Loan. On November 30, 2020, $277,100 of the PPP-1 Loan was forgiven. On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan was forgiven.

In March 2021, DDH LLC applied for and received another PPP loan (the “PPP-2 Loan”) for a principal amount of $287,143 and there are no collateral or guarantee requirements. Under the terms of the PPP-2 Loan, monthly payments of $6,440 are due starting June 11, 2022, and the loan bears interest at 1% per annum and matures on March 11, 2026.

As of December 31, 2021, future minimum payments related to long-term debt is as follows for the years ended December 31:

2022	$1,237,143
2023	1,100,000
2024	1,100,000
2025	1,100,473
2026	1,100,473
Thereafter	17,199,054
Total	22,837,143
Less deferred financing costs	(2,091,732)
Long-term debt, net	$20,745,411

In addition to the future minimum payments on the 2021 Credit Facility, commencing with the annual compliance certificate for the fiscal year ended December 31, 2022, and annually thereafter, DDH LLC shall make a principal payment in an amount equal to 50% of consolidated excess cash flow, as defined by the agreement.

Note 6 — Mandatorily Redeemable Preferred Units

ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), defines mandatorily redeemable financial instruments as any financial instruments issued in the form of shares that have an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. Under ASC 480, mandatorily redeemable financial instruments shall be measured initially at fair value.

In connection with the acquisition of Orange142, DDH LLC issued mandatorily redeemable preferred units which are only redeemable for a fixed amount of cash at a date specific to each class. Due to the mandatory redemption feature, ASC 480 requires that these preferred units be classified as a liability rather than as a component of equity, with preferred annual returns being accrued and recorded as interest expense.

Class A Preferred Units

In connection with the Orange142 acquisition (see Note 3 — Business Combination), DDH LLC issued 3,500 non-voting Class A Preferred Units at a purchase price of $3,500,000, and a fair value of $3,458,378. Class A Preferred Units are entitled to certain approval rights and are mandatorily redeemable for $3,500,000 on September 30, 2022, with 10% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, ASC 480, requires that the Class A Preferred Units be classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In December 2021, DDH LLC paid the Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units. For the years ended December 30, 2021 and 2020, the Company recorded interest expense relating to the Class A Preferred Units of $323,151 and $88,219, respectively.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Class B Preferred Units

In connection with the Orange142 acquisition (see Note 3 — Business Combination), DDH LLC issued 7,046 non-voting Class B Preferred Units at a purchase price of $7,046,251, and a fair value of $6,455,562. Class B Preferred Units are mandatorily redeemable for $7,046,251 on September 30, 2024, with 7% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, ASC 480 requires that the Class B Preferred Units be classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense. For the years ended December 31, 2021 and 2020, the Company recorded interest expense relating to the Class B Preferred Units of $493,238 and $124,323, respectively.

Note 7 — Related Party Transactions

Related Party Debt

Seller Notes

In conjunction with the acquisition of Huddled Masses and Colossus Media on June 21, 2018, the Company issued seller notes (“Seller Notes”), to shareholders of Huddled Masses and Colossus Media (together the “Former Shareholders”) in the aggregate principal amount of $500,000. The Seller Notes bore interest of 5% and matured on June 21, 2021. The Company paid $323,715 and $149,628 during the years ended December 31, 2021 and 2020, respectively, for principal and interest on the Seller Notes. Also, in conjunction with the acquisition, the Company entered into a $350,000 seller payable (“Seller Payable”) with a Former Shareholder that was to be due in twelve monthly installments of $29,167. The outstanding balance of the Seller Notes was $0 and $315,509 as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company entered into a settlement agreement (“Settlement Agreement”) with the Former Shareholders, and as a result, recorded a net gain of $894 comprised of Seller Note forgiveness of $184,491, Seller Payable forgiveness of $26,403, offset by a $210,000 payment to settle credit card indebtedness. Accrued and unpaid interest was $0 and $9,792 as of December 31, 2021 and 2020, respectively. Interest expense related to the Seller Notes was $5,359 and $17,309 for the years ended December 31, 2021 and 2020, respectively.

Seller Earnouts

In conjunction with the acquisition of Huddled Masses and Colossus Media on June 21, 2018, the Company entered into an agreement to pay each of the Former Shareholders a seller earnout (“Seller Earnouts”) based on gross revenue generated for each of the three years following the acquisition. The Seller Earnouts were recorded at their estimated fair value at the date of grant and adjusted annually for actual revenues generated as well as estimates of future revenues. The Seller Earnouts were paid on June 21, 2021. As a result of the Settlement Agreement, the Company recognized a gain of $31,443 and $400,783, during the years ended December 31, 2021 and 2020, respectively, for the termination of certain seller payouts and paid $68,729 and $18,318, respectively, to the Former Shareholders. The outstanding balance of the Seller Earnouts was $0 and $74,909 as of December 31, 2021 and 2020, respectively.

Related Party Transactions

Member Payable

As of December 31, 2021 and 2020, the Company had a net payable to members that totaled $70,801 and $70,801, respectively, which is included as a related party payable on the consolidated balance sheets.

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of the Company. Prior to the Organizational Transactions, Walker served as Manager of the Board of DDH LLC, and now serves as Chairman of the Board and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as Manager of the Board of DDH LLC and now serves as a director on the Board and President of the Company. Woolford previously served as a Manager of the Board of DDH LLC and Senior Advisor of DDH LLC. In exchange, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. For the year end December 31, 2021, total fees paid to Walker, Smith and Woolford were $456,923, $456,923, and $180,000, respectively. For the year end December 31, 2020, total fees paid to Walker, Smith and Woolford were $136,167, $137,942, and $49,670, respectively.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In February 2021, in conjunction with the Company’s IPO, the consulting agreements were terminated. See Note 13 – Subsequent Events.

Note 8 — Commitments and Contingencies

Operating Leases

The Company leases furniture and office space in Houston, Austin, and Colorado Springs from an unrelated party under non-cancelable operating leases dating through December 2023. Rent expense for the years ended December 31, 2021 and 2020 was $215,008 and $94,806, respectively.

As of December 31, 2021, future minimum payments under the operating leases were as follows:

2022	121,651
2023	90,138
$211,788

Litigation

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. In management’s opinion, the outcome of any such currently pending litigation will not materially affect the Company’s financial condition. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcome could change materially in the near term.

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. The matter is currently underway, and the Company has estimated a potential liability of approximately $500,000. Such liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of December 31, 2021 and 2020. The Company entered into mediation discussions beginning April 2021 and expects to resolve the matter during 2022.

Note 9 — Members’ Equity (Deficit)

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. Prior to the Organizational Transactions, DDH LLC was authorized to issue common units, Class A Preferred Units and Class B Preferred Units. As further described in Note 3 — Business Acquisition and Note 6 — Mandatorily Redeemable Preferred Units, in connection with the acquisition of Orange142, DDH LLC issued 5,637 common units, 3,500 Class A Preferred Units and 7,046 Class B Preferred Units. The common units were valued at $4,294,041 and Class A and Class B Preferred Units were valued at a total of $9,913,940. In December 2021, DDH LLC redeemed all of the Class A Preferred Units.

As of December 31, 2021 and 2020, the total outstanding common units of DDH LLC were 34,182 and 34,182, respectively. The common units have voting rights, as well as certain redemption features at the option of the Company. In accordance with ASC 480, as of December 31, 2021 and 2020, the Company has classified the preferred units as a liability in the consolidated balance sheets. Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of Direct Digital Management, LLC, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 10 — Loss Per Unit

Basic income (loss) per unit is calculated by dividing the net loss for the year by the weighted average number of units outstanding during the period. The Company does not have any dilutive units, and therefore the diluted weighted average number of units outstanding are equal to the basic weighted average number of units.

	December 31,
	2021	2020
Net loss per share attributable to members:	$(1,507,097)	$(908,190)

Number of units outstanding at the beginning of the year	34,182	28,545
Weighted average units issued during the year	-	1,409
Weighted average units outstanding at the end of the year, basic and diluted	34,182	29,954

Net loss per unit	$(44.09)	$(30.32)

Note 11 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the years ended December 31, 2021 and 2020, the Company matching contributions were $171,306 and $52,673, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the years ended December 31, 2021 and 2020, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of Orange142. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of December 31, 2021 and 2020, there were no unpaid claims for the Company’s employees.

Note 12 — Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chairman and Chief Executive Officer. The Company views its business as two reportable segments, buy-side advertising, which includes the results of Huddled Masses and Orange142, and sell-side advertising, which includes the results of Colossus Media. All of the Company’s revenues are attributed to the United States.

Revenue by business segment is as follows:

	For the Year Ended December 31,
	2021	2020
Buy-side advertising	$26,127,787	$49,656,165
Sell-side advertising	12,009,075	2,821,354
Total revenues	$38,136,862	$12,477,519

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Operating income (loss) by business segment is as follows:

	For the Year Ended December 31,
	2021	2020
Buy-side advertising	$5,768,953	$1,171,324
Sell-side advertising	1,146,648	29,633
Corporate office expenses	(2,531,001)	(2,045,521)
Consolidated operating income (loss)	$4,384,600	$(844,564)

Total assets by business segment are as follows:

	At December 31,
	2021	2020
Buy-side advertising	$25,648,105	$27,622,180
Sell-side advertising	8,277,575	2,641,325
Corporate office	2,074,2533	431,970
Total Assets	$35,999,933	$30,695,475

Note 13 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to December 31, 2021 through the date of this report and determined there were no events or transactions that would impact the consolidated financial statements for the year ended December 31, 2021.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock.  In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were approximately $12.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the LLC Units held indirectly by Woolford for an aggregate purchase price of approximately $14.0 million, of which $10.3 million was paid on the closing date of the initial public offering, and we intend to use the remainder for working capital and general corporate purposes, including potential future acquisition of, or investment in, technologies or businesses that complement our business. We intend to pay the remainder of the purchase price to the entity controlled by Woolford during the first half of 2022.  We have no present commitments or agreements to enter into any such acquisitions or make any such investments. Pending these uses, we may invest the net proceeds from the initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

As of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)	Since
Executive Officers
Mark D. Walker	46	Chairman and Chief Executive Officer	August 2021
Keith W. Smith	53	President and Director	August 2021
Susan Echard	57	Chief Financial Officer	May 2021
Anu Pillai	52	Chief Technology Officer	March 2021

Non-Employee Directors
Richard Cohen	71	Director	December 2021
Antoinette R. Leatherberry	60	Director	December 2021

Executive Officers

Mark D. Walker. Mr. Walker became our Chairman and Chief Executive Officer on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of the Company. Prior to founding Direct Digital Holdings with Mr. Smith, Mr. Walker worked at CVG Group, LLC, (“CVG Group”) a private equity firm, from October 2016 to May 2019 as the Chief Operating Officer responsible for the operations of the portfolio companies within CVG Group’s holdings. In this role, he was the Acting COO for Ebony Media Operations, (“Ebony Media”) where he was responsible for initiating and overseeing the digital transformation of Ebony Media from a print publication to a digital- first organization. Prior to CVG Group and Ebony Media, he worked for the largest retail electricity provider within the United States, NRG Energy, from 2005 to 2016, in positions of progressively increasing scope and responsibility. While at NRG Energy, he built multiple revenue streams through digital, retail and business development activities while increasing overall revenue to NRG Energy, where he represented approximately 40% of new revenue of NRG Energy Home division. Mr. Walker brings nearly 20 years of experience building relationships and revenue generating operations for Fortune 500 corporations, working in business development and marketing for Deloitte, and startup organizations. Throughout his career, Mr. Walker has sat on multiple advisory boards within the industry, such as Hitwise and Dentsu Aegis, and has written multiple articles and case studies that have been showcased in Jupiter Research and Search Engine Watch. We believe that Mr. Walker is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Executive Officer and a founder of the Company, as well as his other extensive executive experience. Mr. Walker holds a B.A. in Economics from The University of Texas and was a member of the Board of Directors of the University of Texas Alumni Association.

Keith W. Smith. Mr. Smith is a co-founder of the Company and became our President on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of the Company. Prior to founding Direct Digital Holdings, Mr. Smith was a Managing Partner at Parkview Advisors, LLC, and President and CEO of Parkview Capital Credit, Inc., from November 2014 to April 2020, where he invested and managed more than $75 million with small and mid-sized businesses to provide acquisition and growth capital. Prior to Parkview, Mr. Smith served as Managing Director for a private equity, direct lending platform, Capital Point Partners, where he invested and managed more than $150 million in direct lending first lien, second lien and mezzanine investments, as well as complimentary minority equity investments. Prior to Capital Point Partners, he worked for Rabobank International (“RI”) from 2006 to 2009, where he was a Vice President and Portfolio Manager of more than $2 billion in direct lending and structured credit bank assets for one of the company’s special investment vehicles. He played a key role in originating new client transactions as well as managing a book of existing bank clients. Prior to RI, he was an Associate Director in the Structured Finance Group of Standard & Poor’s from 2003 to 2006, where he analyzed and rated transactions across a broad spectrum of asset types. In addition to his investment banking background, Mr. Smith also has over six years of legal experience as an attorney and has served on the boards of numerous portfolio companies. We believe that Mr. Smith is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Financial Officer and a co-founder of the Company, as well as his other executive experience and financial, investment and management experience. Mr. Smith holds a B.A. in Economics from The University of Texas at Austin; a J.D. from Southern Methodist University; and an M.B.A. from The Olin School of Business at Washington University in St. Louis.

Anu Pillai. Anu Pillai was named Chief Technology Officer of Direct Digital Holdings in March 2021. Ms. Pillai brings extensive experience in defining and executing new product development solutions as well as large enterprise IT implementations and has successfully led global projects with complete responsibility for cross-functional teams in program management, product design, software development, system architecture, integration and implementation. Prior to serving at Digital Direct Holdings, Ms. Pillai held executive positions and led digital transformations at several companies, including BLK/OPL, a direct-to- consumer e-commerce cosmetic brand, from 2019 to 2021, where she served as SVP, Digital Technology & Ecommerce, and Ebony Media, publisher of the iconic EBONY magazine, from 2011 to 2019, where she served as SVP, Digital Technology & Monetization. She was responsible at both of these companies for the execution of all technology and digital initiatives including system design and architecture, development, project management, resource planning of onsite/offshore resources and monetization across all digital properties with specific emphasis on increasing revenues through various programmatic channels. Prior to that, Ms. Pillai held leadership roles with leading Fortune 50 technology and infrastructure companies, such as General Electric, from 2005 to 2007, where she served as an IT leaser; Intel Corporation, from 2000 to 2003, where she served as a Senior Software Engineer; and Motorola, from 1996 to 1998, where she served as an analyst, and we believe she has proven experience in managing and leading small and large global development teams with technology resources spread across the U.S., China, Mexico and India. Ms. Pillai holds a B.S. in Computer Science and Engineering from Bharathiar in India.

Susan Echard. Susan Echard became our Chief Financial Officer in May 2021 while serving as a consultant at SeatonHill LLC (“SeatonHill”), where she was employed from February 2021 until joining the Company as a full-time employee in January 2022. Prior to SeatonHill, Ms. Echard served as the Chief Financial Officer at Trinity Capital Inc., a Business Development Corporation, and, in such capacity, was responsible for all aspects of the firm’s financial matters, investor relations, legal and human resource management. Prior to joining Trinity, Ms. Echard served as the Chief Financial Officer at CUBEX LLC, a medical, dental and veterinary inventory management company, from 2017 to 2019. From 2016 to 2017, she served as the Chief Financial Officer at Datashield, a data security services company, and from 2015 to 2016, she served as the Corporate Controller at BeyondTrust, a provider of privileged access and identity management and data security. Prior to that, she served as Corporate Controller at AFS Technologies, Inc., a provider of software solutions for consumer goods companies, from 2014 to 2015, and was formerly a senior auditor at Ernst & Young LLP. Ms. Echard has over 30 years of accounting experience. She holds a Bachelor of Business Administration degree from the University of Michigan.

Non-Employee Directors

Richard Cohen. Mr. Cohen became a member of our board of directors in November 2021. He has served as President of Richard M Cohen Consultants since 1996, where he provides corporate financial consulting services to a number of clients. Mr. Cohen served as Founder and Managing Partner of Chord Advisors from March 2012 to July 2015, a firm providing outsourced CFO services to both public and private companies. Prior to founding Chord Advisors, Mr. Cohen served as the Interim CEO, and as a member of the board of directors, of CorMedix Inc., from March 2012 to July 2015. Mr. Cohen has also served as a partner with Novation Capital from July 2001 to August 2012 until its sale to a private equity firm. He has served as a member of numerous boards and committees, including as a member of the audit committee of Rodman and Renshaw, an investment banking firm, from July 2008 to August 2012, and as a member of the board of directors of Great Elm Capital Corp., a public company which operates as a management investment company, since March 2022; Smart for Life, Inc., a public company which develops, manufactures and sells nutritional and related products, since February 2022; 20/20 GeneSystems Inc., a private company in the digital diagnostics sector, since 2018; Ondas Networks, Inc., a public company which provides private wireless data and drone solutions, since 2016; and Helix BioMedix, a former public company specializing in dermatology and consumer products, since 2005, where he has also served as a member of the audit committee. We believe that Mr. Cohen is qualified to serve as a member of our board of directors because of his extensive financial experience, as well as his leadership and management skills gained from his prior board experience. He holds a B.S. with honors in Economics from the University of Pennsylvania Wharton School and an M.B.A. from Stanford University.

Antoinette R. Leatherberry. Ms. Leatherberry became a member of our board of directors in November 2021. Ms. Leatherberry retired from Deloitte, a consulting, audit, tax and advisory services company, in September 2020, where she served in a number of roles during her 30-year career, including Board Relations Leader for the Risk and Financial Advisory practice, from September 2017 to September 2020, and Principal, Technology Strategy, from 2008 to August 2017. She also served as President of the Deloitte Foundation, from 2016 until her retirement. Ms. Leatherberry has served as a member of the board of directors, audit committee, and human resource committee of Zoetis Inc., a public animal health company, since December 2020, and as a member of the board of directors, the nominating and governance committee, and the compensation committee of American Family Insurance Mutual Holding Company, Inc., a private mutual company, since January 2021. She has also served on the Widener University Board of Trustees, since 2015, and the Boston University Board of Trustees since September 2020. She previously served as chair of The Executive Leadership Council from January 2019 until December 2020. We believe that Ms. Leatherberry is qualified to serve as a member of our board of directors because of her extensive experience with complex technology transformations, her strategic digital technology experience, and her corporate governance expertise. She holds a B.S. in Mechanical Engineering from Boston University and an M.B.A. in Operations Management and Supervision from Northeastern University.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons have been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

Our audit committee consists of Messrs. Cohen and Walker and Ms. Leatherberry. Under the Nasdaq listing rules and Rule 10A-3 under the Exchange Act (“Rule 10A-3”), the audit committee is required to be comprised of at least three directors who meet certain independence and experience standards, subject to transitional relief during the one-year period following the completion of an initial public offering. Our board of directors has determined that each of Mr. Cohen and Ms. Leatherberry satisfy the independence requirements under the Nasdaq listing standards and Rule 10A-3. As required by the Nasdaq listing rules and Rule 10A-3, the audit committee will consist solely of independent directors following the applicable transition period. The chair of our audit committee is Mr. Cohen, whom our board of directors determined is an “audit committee financial expert” within the meaning of SEC regulations.

Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•	helping our board of directors oversee our corporate accounting and financial reporting processes;

•	reviewing and discussing with management all press releases regarding our financial results and any other information provided to securities analysts and rating agencies, including any non-GAAP financial information;

•	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties;

•	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and

•	reviewing and investigating conduct alleged to be in violation of our code of business conduct and ethics, and adopting, as necessary or appropriate, remedial, disciplinary, or other measures with respect to such conduct.

Our audit committee operates under a written charter that satisfies the applicable Nasdaq listing standards.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics. Our code of business conduct and ethics is intended to document the principles of conduct and ethics to be followed by all of our directors, officers and employees. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest. The full text of our code of business conduct and ethics is posted on the investor relations section of our website at https://ir.directdigitalholdings.com/corporate-governance/governance-documents. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in filings under the Exchange Act.

ITEM 11.	Executive Compensation

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. In accordance with these rules, our “named executive officers” for fiscal year 2021 were:

•	Mark Walker, Chairman and Chief Executive Officer;

•	Keith Smith, President and Interim Chief Financial Officer; and

•	Susan Echard, Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2021 and 2020 below.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Walker Chairman and Chief Executive Officer	2021	456,923	—	—	—	—	—	66,863	523,786
	2020	313,461	—	—	—	—	—	67,512	380,973
Keith Smith President(1)	2021	456,923	—	—	—	—	—	99,624	556,547
	2020	253,461	—	—	—	—	—	77,325	330,786
Susan Echard Chief Financial Officer	2021		—	—	—	—	—	—	—
	2020		—	—	—	—	—	—	—

(1) Mr. Smith served as Interim Chief Financial Officer during the fiscal year ended December 31, 2020.

(2) Ms. Echard was employed by SeatonHill Partners, LP, a consulting firm, to which we paid a total of $520,768 in fees in fiscal year 2021. We did not pay any compensation to Ms. Echard individually.

(3) Ms. Echard was not a named executive officer during the fiscal year ended December 31, 2020.

Executive Employment Agreements with our Named Executive Officers

In connection with our initial public offering, DDH LLC entered into new employment agreements with Messrs. Walker and Smith that superseded their prior Board Services and Consulting Agreements, and an employment agreement with Ms. Echard. The employment agreements set forth their annual base salaries of $500,000, $500,000 and $300,000, respectively, the terms of their discretionary annual bonus, the at-will nature of their employment, certain expense reimbursements, and their eligibility to participate in our benefit plans generally. Each of Messrs. Walker and Smith and Ms. Echard are entitled to certain severance and change in control benefits pursuant to their respective employment agreement, which are described below under “Potential Payments upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

Mark Walker

If Mr. Walker’s employment is terminated for “cause” by DDH LLC, by Mr. Walker without “good reason” (as such terms are defined in Mr. Walker’s executive employment agreement), or due to Mr. Walker’s death or disability, Mr. Walker will be entitled to receive (i) accrued but unpaid base salary through the termination date, (ii) reimbursement for any unreimbursed and reasonable business expenses incurred through the termination date consistent with the expense reimbursement policy of DDH LLC, (iii) accrued but unpaid paid-time-off days (only if such payment for accrued but unused paid-time-off days is required by applicable law); and (iv) all other payments, benefits, or fringe benefits to which Mr. Walker is entitled as of the termination date as of any applicable program or grant (collectively, (i) through (iv), the “Accrued Benefits”).

If Mr. Walker’s employment is terminated without “cause” by DDH LLC or by Mr. Walker for “good reason” (as such terms are defined in Mr. Walker’s executive employment agreement), in either case prior to a Change in Control (as defined in Mr. Walker’s executive employment agreement), Mr. Walker is entitled to (i) twelve months of base salary and (ii) the Accrued Benefits. In addition, if Mr. Walker’s employment is terminated upon or following a Change in Control, he will also be entitled to payment of an additional twelve months of base salary (for a total of twenty-four months of base salary) and payment equal to his target bonus.

Keith Smith

If Mr. Smith’s employment is terminated for “cause” by DDH LLC, by Mr. Smith’s without “good reason” (as such terms are defined in Mr. Smith’s executive employment agreement), or due to Mr. Smith’s death or disability, Mr. Smith will be entitled to receive Accrued Benefits to which he is entitled as of the termination date.

If Mr. Smith’s employment is terminated without “cause” by DDH LLC or by Mr. Smith’s for “good reason” (as such terms are defined in Mr. Smith’s executive employment agreement), in either case prior to a Change in Control (as defined in Mr. Smith’s executive employment agreement), Mr. Smith’s is entitled to (i) twelve months of base salary and (ii) the Accrued Benefits to which he is entitled as of the termination date. In addition, if Mr. Smith’s employment is terminated upon or following a Change in Control, he will also be entitled to payment of an additional twelve months of base salary (for a total of twenty-four months of base salary) and payment equal to his target bonus.

Susan Echard

If Ms. Echard’s employment is terminated for “cause” by DDH LLC, by Ms. Echard without “good reason” (as such terms are defined in Ms. Echard’s executive employment agreement), or due to Ms. Echard's death or disability, Ms. Echard will be entitled to receive Accrued Benefits to which she is entitled as of the termination date.

If Ms. Echard’s employment is terminated without “cause” by DDH LLC or by Ms. Echard for “good reason” (as such terms are defined in Ms. Echard’s executive employment agreement), in either case prior to a Change in Control (as defined in Ms. Echard’s executive employment agreement), Ms. Echard is entitled to (i) twelve months of base salary and (ii) the Accrued Benefits to which she is entitled as of the termination date. In addition, if Ms. Echard’s employment is terminated upon or following a Change in Control, she will also be entitled to payment of an additional twelve months of base salary (for a total of twenty-four months of base salary) and payment equal to her target bonus.

Director Compensation

Director compensation for the year ended December 31, 2021, which was pro-rated for board members who served less than the entire service period during fiscal 2021, are shown on the table below:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Richard Cohen	68,500	80,000	—	—	—	—	68,500
Antoinette R. Leatherberry	68,500	80,000	—	—	—	—	68,500

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer

Board of Directors:
All non-employee members	$30,000
Additional retainer for non-executive chairperson	$20,000
Audit Committee:
Members	$10,000
Additional retainer for chair	$—
Compensation Committee:
Members	$5,000
Additional retainer for chair	$—
Nominating and Corporate Governance Committee:
Members	$3,500
Additional retainer for chair	$—

These fees are payable in four equal quarterly installments, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors or any committee of the board of directors. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of directors and committee meetings.

2022 Omnibus Incentive Plan

General Information About the 2022 Plan

On January 17, 2022, our board of directors adopted and our stockholders approved the 2022 Plan. The purpose of the 2022 Plan is to enable the Company to attract, retain and motivate its employees by providing for or increasing their proprietary interests in the Company.

The 2022 Plan is a stock incentive plan under which we may offer securities of the Company to our employees. The 2022 Plan is not subject to any provisions of the U.S. Employee Retirement Income Security Act of 1974 and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The 2022 Plan permits the Company to satisfy any awards under the 2022 Plan by distributing to participants (1) authorized and unissued shares of the Company’s common stock, (2) shares of common stock held in the Company treasury, (3) shares of the Company’s common stock purchased on the open market or (4) shares of the Company’s common stock acquired through private purchase.

Eligibility

Employees, directors, officers and consultants or advisors of the Company and its affiliates are eligible for awards under the 2022 Plan. The Committee (as discussed below) has the sole and complete authority to determine who will be granted awards under the 2022 Plan.

Eligible individuals are not required to make contributions to the 2022 Plan in order to participate. However, as described below, depending on what method is chosen to exercise any stock options granted, an individual may be required to make a cash payment to the Company upon that exercise. In addition, the Company may require payment of some amount for the shares subject to a restricted stock award.

Administration

The 2022 Plan is administered by the Committee, which consists of the members of our compensation committee, or if our board of directors is acting as our compensation committee, the individuals constituting “eligible” directors of our board of directors. The Committee administers the 2022 Plan, except in the case of awards to non-employee directors. Awards to non-employee directors are administered by our board of directors. The Committee in its discretion may delegate any and all of its duties to officers of the Company. The Committee or, in the case of awards to non-employee directors, our board of directors, has the authority to determine the terms and conditions of any agreements relating to awards granted under the 2022 Plan (agreements may differ among participants), and to adopt, alter and repeal rules, guidelines and practices relating to the 2022 Plan. The Committee or, in the case of awards to non-employee directors, our board of directors, has full discretion to administer and interpret the 2022 Plan, and to adopt whatever rules, regulations and procedures it deems necessary or advisable. The Committee or, in the case of awards to non- employee directors, our board of directors, also has full discretion to determine, among other things, the times at which the awards may be exercised and under what circumstances an award may be exercised.

Duration; Plan Amendments

The 2022 Plan expires by its terms on the tenth anniversary of the effective date of the 2022 Plan. However, our board of directors may terminate the 2022 Plan before that date. No awards can be granted under the 2022 Plan after the 2022 Plan has terminated. However, awards granted prior to the date on which the 2022 Plan terminates will not be affected by the termination and the terms and conditions of the 2022 Plan will continue to apply to those awards.

Our board of directors has the right to amend, alter, suspend, or terminate the 2022 Plan, even before the date on which the 2022 Plan is otherwise scheduled to terminate. The Committee may also amend outstanding awards or cancel any award and provide a substitute award, subject to the participants’ consent. However, neither our board of directors nor the Committee may amend or terminate the 2022 Plan or any outstanding awards in a manner that would impair rights of award holders without their written consent, unless the amendment is made to comply with applicable law, stock exchange rules, or accounting rules. (As discussed below, however, awards may be cancelled in return for a cash payment upon the occurrence of a change in control and under certain other circumstances.).

Shares Available for Awards

Shares Available for Issuance

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2022 Plan is 1,500,000, subject to certain adjustments for corporate transactions, as described in the section entitled “— Additional Information — Adjustments” below. On termination, forfeiture, or expiration of an unexercised stock option grant or other award, in whole or in part, the number of shares of common stock subject to such unexercised stock option grant or other award will become available again for grant under the 2022 Plan. Also, shares subject to a stock option grant or other award that are not delivered to a participant because they are used to satisfy a tax withholding obligation or that are withheld to pay all or a portion of an option’s exercise price will again become available for grant under the 2022 Plan. In addition, shares of the Company’s common stock will not be considered used if the award to which they relate is settled in cash. Further, shares subject to awards granted in assumption or substitution of outstanding awards of an acquired entity shall not be counted against the shares of our common stock available for issuance under the 2022 Plan.

Awards

Stock Options

Stock options may be granted under the 2022 Plan. The Committee sets the terms of the stock option grant at the time the grant is made. These terms are described in a stock option award agreement.

The Committee, in its discretion, may designate stock options granted under the 2022 Plan as either nonqualified stock options or incentive stock options (“ISOs”). ISOs have certain unique tax characteristics discussed below. The stock option agreement will indicate whether the stock options are nonqualified stock options or ISOs. Please note, however, that, even if all of the stock options are designated as ISOs, only those stock options so designated that first become vested and exercisable in a calendar year having an aggregate fair market value (determined at the date of grant) of $100,000 will be eligible to receive ISO tax treatment. Any additional stock options that first become vested during that calendar year will be treated as nonqualified stock options for tax purposes.

Once a stock option vests, holders of stock options granted pursuant to the 2022 Plan will be able to exercise that stock option for a period determined by the Committee and set forth in their stock option agreement. Although the period during which an option may be exercised may vary from award to award, the longest period of time for which an option will remain exercisable is ten years from the date it is granted. If a participant’s employment terminates, the period during which they can exercise their vested stock options may change depending on the terms of their option agreement.

Restricted Stock Awards

Restricted stock awards may be granted under the 2022 Plan. The Committee will set the terms of the restricted stock award at the time of grant and will describe these terms in a restricted stock award agreement.

If the specified performance criteria are not achieved within the established time frame, the shares will be forfeited, unless the terms of the applicable restricted stock award agreement also provide for service- based vesting, catch-up vesting or otherwise specifically alter this treatment.

Restricted Stock Units

Restricted stock unit awards may be granted under the 2022 Plan. The Committee will set the terms of the restricted stock unit award at the time of grant and will describe these terms in a restricted stock unit agreement.

Stock Bonus Awards

Participants may receive under the 2022 Plan a grant of unrestricted shares of the Company’s common stock or other awards, including fully-vested deferred stock units, denominated in common stock, as determined by the Committee.

Cash Bonus Awards

Participants may also receive under the 2022 Plan a cash bonus award. Any such award may be subject to a performance period, performance goals or such other terms and conditions as the Committee may designate in the applicable award agreement.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. The Committee will set the terms of the stock appreciation right at the time of grant and will describe these terms in the applicable award agreement.

Additional Information

Adjustments

The 2022 Plan provides for appropriate adjustments in the number of shares of common stock subject to awards and available for future awards, the exercise price of outstanding awards, as well as the maximum award limits under the 2022 Plan, in the event of changes in our outstanding common stock by reason of a merger, stock split, reorganization, recapitalization or similar events. The Committee may also make these types of adjustments if a change in law or circumstances would result in any substantial dilution or enlargement of the rights of participants under the 2022 Plan.

Repricing

Repricing of options and SARs (as defined in the 2022 Plan) is generally prohibited under the 2022 Plan without approval of our stockholders.

Change in Control

Unless the applicable award agreement provides otherwise, in the event of a “change in control” (as defined in the 2022 Plan),

•	if a participant’s employment or service with the Company is terminated by the Company without “cause” (as defined in the 2022 Plan) or by the participant for “good reason” (as defined in the 2022 Plan) within twelve months of a change in control of the Company or in contemplation of a change in control, all awards held by such participant become fully vested and immediately exercisable, and any applicable restricted period ends on the termination date;

•	all incomplete performance periods in effect on the date the change in control occurs will end on the date of the change in control, and the Committee will determine the extent to which performance goals with respect to each such award period have been met based upon such audited or unaudited financial information then available as it deems relevant; and each participant will be paid partial or full awards with respect to performance goals for each relevant award period based upon the Committee’s determination of the degree of attainment of any performance goals;

•	the acquiring entity may choose to either (i) continue the terms and conditions of each award under the 2022 Plan, or (ii) replace the outstanding awards with a substantially equivalent award with respect to the acquiring entity’s stock; and

•	if an excise tax under Code Section 4999 will be triggered by any payments owed to a participant in connection with or contingent upon the change in control, the Company will reduce the aggregate amount of the payments payable to the participant such that no excise tax will be assessed, unless the after-tax payment, even with the excise tax, will be a greater value than the value resulting from the reduction and avoidance of the excise tax.

In the event of a change in control, the Committee may in its discretion also make adjustments to the stock options and restricted stock units granted under the 2022 Plan. The Committee may substitute shares of the surviving entity or another corporation that is party to the transaction for shares of Company common stock. In connection with such an event, the Committee may also determine that outstanding awards will be cancelled in return for a cash payment equal to the value of the cancelled awards. In the event that the Committee decides to cancel outstanding awards, holders of outstanding awards will receive reasonable advanced notice.

Tax withholding

Participants, other than non-employee directors, in the 2022 Plan must make a cash payment to the Company, or make other arrangements satisfactory to the Committee, to satisfy the tax withholding obligations that arise under applicable law with respect to a stock option or other award granted under the 2022 Plan, including without limitation any U.S. federal income and employment taxes and other applicable state and local taxes. Under certain circumstances, participants may be permitted to satisfy their tax withholding obligation, in whole or in part, by having us withhold from the shares of common stock otherwise deliverable to them on the exercise of a stock option, restricted stock unit or stock appreciation right, or by surrendering shares having a fair market value on the date of exercise equal to the exercise price.

Transferability and assignment

In general, participants in the 2022 Plan can exercise an option or other award received under the 2022 Plan only during their lifetime. Unless the agreement under which the stock option or other award was granted provides otherwise, participants cannot transfer stock options or other awards (except for shares that are not subject to a restricted period), except by will or the laws of descent and distribution or pursuant to a domestic relations order issued by a court of competent jurisdiction.

Award Termination; Forfeiture

The Committee has full power and authority to determine whether, to what extent and under what circumstances any award will be terminated or forfeited. To the extent provided in the award agreement, if a participant is terminated for “cause” (as defined in the 2022 Plan), then any stock options or restricted stock units granted to such participant may be cancelled. Awards granted under the 2022 Plan are also subject to any clawback, compensation recovery policy or minimum stock holding period requirement adopted by the Company.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our Class A common stock and Class B common stock by:

•	each person, or group of affiliated persons, who is known to beneficially own more than 5% of either our Class A common stock or our Class B common stock;

•	each of our named executive officers for fiscal year 2021;

•	each of our current directors; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities.

As described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence,” DDM is entitled to have its LLC Units redeemed for shares of Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the DDH LLC Agreement; provided that, at Direct Digital Holdings’ election, Direct Digital Holdings may effect a direct exchange of such Class A common stock. In connection with our initial public offering, we issued to DDM one share of Class B common stock for each LLC Unit it owns.

The percentage of beneficial ownership of our Class A common stock and our Class B common stock is based on 14,178,000 shares of our common stock issued and outstanding as of March 25, 2022.

DDM holds all of the issued and outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights, but each share entitles the holder to one vote per share on all matters on which stockholders of Direct Digital Holdings are entitled to vote generally. The voting power afforded to the DDM by its shares of Class B common stock will be automatically and correspondingly reduced as it exchanges shares of Class B common stock, together with a corresponding number of LLC Units, as applicable, for shares of Class A common stock of Direct Digital Holdings. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — DDH LLC Agreement.”

Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 1233 West Loop S #1170, Houston, TX 77027.

	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Stock Beneficially Owned		Total Voting Power Beneficially Owned
	No.	Percent	No.	Percent	No.	Percent
5% Stockholders
Direct Digital Management, LLC(1)

Named Executive Officers and Directors	—	—%	11,378,000	100%	11,378,000	80.3%
Mark Walker(2)	—	—%	5,689,000	50.0%	5,689,000	40.1%
Keith Smith(2)	—	—%	5,689,000	50.0%	5,689,000	40.1%
Susan Echard	—	—%	—	—%	—	—%
Anu Pillai	—	—%	—	—%	—	—%
Richard Cohen	—	—%	—	—%	—	—%
Antoinette R. Leatherberry	—	—%	—	—%	—	—%
All executive officers and directors as a group (6 persons)(3)	—	—%	—	—%	—	—%

(1)	Direct Digital Management, LLC is a holding company in which Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, each indirectly hold a 50% economic and voting interest. AJN Energy & Transport Ventures, LLC and SKW Financial LLC each own 50% of the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B common stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B common stock held by SKW Financial LLC.

(2)	Consists of the shares owned by Direct Digital Management, LLC. Each of Messrs. Walker and Smith indirectly hold a 50% economic and voting interest in Direct Digital Management, LLC. AJN Energy & Transport Ventures, LLC and SKW Financial LLC each own 50% of the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B common stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B common stock held by SKW Financial LLC.

(3)	Includes our two independent directors and all four of our executive officers.

Equity Compensation Plan Information

As of December 31, 2021, the Company did not have any equity compensation plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The following are summaries of certain provisions of transactions since the beginning of our last fiscal year to which we have been a party, in which the amount involved exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or immediate family member thereof, had or will have a direct or indirect material interest, and are qualified in their entirety by reference to all of the provisions of such agreements.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Tax Receivable Agreement

We expect to obtain an increase in our share of the tax basis of the assets of DDH LLC when (as described below under “— DDH LLC Agreement — LLC Unit Redemption Right”) DDM (a) redeems or exchanges its LLC Units for newly issued shares of our Class A common stock on a one- for-one basis and (b) receives payments under the Tax Receivable Agreement (such basis increase, a “Basis Adjustment”). We intend to treat such redemptions or exchanges of LLC Units as the direct purchase of LLC Units by Direct Digital Holdings from DDM for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Units are surrendered by DDM to DDH LLC for redemption or sold to Direct Digital Holdings upon the exercise of our election to acquire such LLC Units directly. A Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities to the extent that we have positive taxable income in a future tax period that is offset by tax depreciation or amortization deductions arising from such Basis Adjustment. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets, which could also generate tax savings for us.

We entered into the Tax Receivable Agreement with DDH LLC and DDM. The Tax Receivable Agreement provides for our payment to DDM of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances, are deemed to realize (calculated using certain assumptions), as a result of any Basis Adjustments and certain other tax benefits arising from payments under the Tax Receivable Agreement. DDH LLC has, in effect, an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Units for shares of our Class A common stock occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either DDH LLC or us by DDMs. The rights of DDM under the Tax Receivable Agreement are assignable to transferees of its LLC Units (other than Direct Digital Holdings as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Units); provided, however, DDM may not, directly or indirectly, assign or otherwise transfer its rights under the Tax Receivable Agreement to any Person (as defined in the Tax Receivable Agreement) (other than to certain “Permitted Transferees” specified in the DDH LLC Agreement) without the express prior written consent of Direct Digital Holdings, and without such Person (including a permitted transferee) executing and delivering a joinder to the Tax Receivable Agreement agreeing to become a party to the Tax Receivable Agreement. We expect to benefit from the remaining 15% of tax benefits, if any, that we may realize. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumption in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.

The Basis Adjustments, as well as any amounts paid to DDM under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•	the timing of any subsequent redemptions or exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of DDH LLC at the time of each redemption or exchange;

•	the price of shares of our Class A common stock at the time of redemptions or exchanges — the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;

•	the extent to which such redemptions or exchanges are taxable — if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and

•	the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the Basis Adjustments) — the Tax Receivable Agreement generally requires Direct Digital Holdings to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. Except as discussed below, in cases of (i) a material breach of a material obligation under the Tax Receivable Agreement, (ii) a change of control or (iii) an early termination of the Tax Receivable Agreement, if Direct Digital Holdings does not have taxable income, it will generally not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year may generate tax attributes that may be utilized to generate tax benefits in future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.

For purposes of the Tax Receivable Agreement, cash savings in income tax is computed by comparing Direct Digital Holdings’ actual income tax liability to the amount of such taxes that it would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement generally applies to each of our taxable years. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement is calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be terminated by us pursuant to an early termination procedure that requires us to pay DDM an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments).

The payment obligations under the Tax Receivable Agreement are obligations of Direct Digital Holdings and not of DDH LLC. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we may be required to make to DDM could be significant. For example, if we acquired all of the LLC Units of DDM in taxable transactions at the time of this Annual Report on Form 10-K, based on certain assumptions, including that (i) there are no material changes in relevant tax law and (ii) we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Tax Receivable Agreement, we expect that the resulting reduction in tax payments for us, as determined for purposes of the Tax Receivable Agreement, would aggregate to approximately $8.77 million, substantially all of which would be realized over the next 15 years, and we would be required to pay DDM 85% of such amount, or $7.45 million, over the same period. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of the acquisition of LLC Units from DDM in connection with future taxable redemptions, exchanges or purchases of LLC Units, may differ materially from the amounts set forth above because the potential future reductions in our tax payments, as determined for purposes of the Tax Receivable Agreement, and the payments we are required to make under the Tax Receivable Agreement, will each depend on a number of factors, including the market value of our Class A common stock at the time of redemption or exchange, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.

There may be a material negative effect on our liquidity if, as described below, the payments made by us to DDM under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by DDH LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will possibly accrue interest until paid by us. Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by DDM under the Tax Receivable Agreement. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

In addition, although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the Tax Receivable Agreement, DDM will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed, except that any excess payments made to DDM will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment. As a result, in such circumstances we could make payments to DDM under the Tax Receivable Agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. As a result, upon a change of control, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

This provision of the Tax Receivable Agreement may result in situations where DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, have interests that differ from or are in addition to those of our other stockholders. See “Risk Factors— Risks Related to Our Organizational Structure.” In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of DDH LLC to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will possibly accrue interest until paid.

DDH LLC Agreement

We operate our business through DDH LLC and its subsidiaries. We and the DDM entered into DDH LLC’s amended and restated limited liability company agreement, which we refer to as the “DDH LLC Agreement,” on February 15, 2022. The operations of DDH LLC, and the rights and obligations of the holders of LLC Units, are set forth in the DDH LLC Agreement.

Appointment as Manager and Voting Rights

Under the DDH LLC Agreement, we are a member and the sole manager of DDH LLC. As the sole manager, we are able to control all of the day-to-day business affairs and decision-making of DDH LLC. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of DDH LLC and the day-to-day management of DDH LLC’s business. Pursuant to the terms of the DDH LLC Agreement, we cannot, under any circumstances, be removed as the sole manager of DDH LLC except by our election. In addition, as a result of our 100% ownership of all of the voting interests in DDH LLC, we control the decision-making of any matter required to be approved by the members of DDH LLC as provided under the DDH LLC Agreement.

Compensation

We are not entitled to compensation for our services as manager. We are entitled to reimbursement or capital contribution credit by DDH LLC for fees and expenses incurred on behalf of DDH LLC, including all expenses associated with maintaining our corporate existence.

Distributions

The DDH LLC Agreement requires “tax distributions” to be made by DDH LLC to its members, as that term is defined in the agreement. Tax distributions are made to members on a pro rata basis, including us, in amounts intended to be sufficient to allow the members, including us, to pay taxes owed in respect of income allocated by DDH LLC and to allow us to meet our obligations under the Tax Receivable Agreement (as described above under “— Tax Receivable Agreement”). The DDH LLC Agreement also allows for distributions to be made by DDH LLC to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect DDH LLC may make distributions out of distributable cash periodically to the extent permitted by our agreements governing our indebtedness and necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the Tax Receivable Agreement, as well as to make dividend payments, if any, to the holders of our Class A common stock.

LLC Unit Redemption Right

The DDH LLC Agreement provides a redemption right to DDM which entitles it to have its LLC Units redeemed, from time to time at their election (subject to the terms of the DDH LLC Agreement), for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, DDM will surrender its LLC Units to DDH LLC for cancellation. The DDH LLC Agreement requires that we contribute shares of our Class A common stock to DDH LLC in exchange for an amount of newly issued LLC Units in DDH LLC that are issued to us equal to the number of LLC Units redeemed from DDM. DDH LLC will then distribute the shares of our Class A common stock to DDM to complete the redemption. In the event of such a redemption election by DDM, Direct Digital Holdings may effect a direct exchange of Class A common stock. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Units that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Indemnification

The DDH LLC Agreement provides for indemnification of the manager, members and officers of DDH LLC and their respective subsidiaries or affiliates.

Director Independence

Our Class A common stock and warrants are listed on The Nasdaq Capital Market under the symbols “DRCT” and “DRCTW,” respectively. Under the rules of The Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of our initial public offering, which closed on February 15, 2022. In addition, the rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We intend to rely on the phase-in rules of Rule 10A-3 and the Nasdaq listing requirements with respect to the requirement that the audit committee be composed entirely of members of our board of directors who satisfy the standards of independence established for independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3, as determined by our board of directors. We expect that by the first anniversary of our listing on Nasdaq, our audit committee will comply with the applicable independence requirements.

In January 2022, our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these non-employee directors is “independent” as that term is defined under the rules of The Nasdaq Capital Market. In January 2022, our board of directors also determined that Mr. Cohen and Ms. Leatherberry, each of whom sit on our audit committee, compensation committee and nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Capital Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees and Services

Marcum LLP was our independent registered public accounting firm for the years ended December 31, 2021 and 2020. The following table summarizes the fees Marcum LLP billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2021	2020
Audit Fees (1)	$198,275	$200,788
Audit-Related Fees	96,711	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total Fees	$294,986	$200,788

(1)	Audit fees consist of fees billed for professional services rendered by Marcum LLP for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including our registration statements on Form S-1.

(2)	Tax fees consist of fees for professional services with respect to tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed in connection with our initial public offering, which closed on February 15, 2022. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 55-77, are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

Financial statement schedules have been omitted since they are either not required, not material or the information is otherwise included in the financial statements or the notes to our consolidated financial statements.

3.	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2022	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Walker	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2022
Mark Walker

/s/ Keith Smith	President and Director	March 31, 2022
Keith Smith

/s/ Susan Echard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Susan Echard

/s/ Richard Cohen	Director	March 31, 2022
Richard Cohen

/s/ Antoinette R. Leatherberry	Director	March 31, 2022
Antoinette R. Leatherberry

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed herewith
1.1	Underwriting Agreement, dated February 10, 2022, by and among the Company, The Benchmark Company, LLC and Roth Capital Partners, LLC, as representatives of the underwriters	8-K	001-41261	February 16, 2022	1.1
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to The Benchmark Company, LLC	8-K	001-41261	February 16, 2022	4.1
4.2	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC	8-K	001-41261	February 16, 2022	4.2
4.3	Warrant Agent Agreement, dated February 15, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-41261	February 16, 2022	4.3
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC	8-K	001-41261	February 16, 2022	10.2

10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	February 7, 2022	10.3
10.4	Credit Agreement, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC, and East West Bank.	S-1	333-261059	February 7, 2022	10.4
10.5	Revolving Credit Note, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses, LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC and East West Bank.	S-1	333-261059	February 7, 2022	10.5
10.6	Preferred Equity Subordination Agreement, entered into as of September 30, 2020, among East West Bank, USDM Holdings, Inc., and Direct Digital Holdings, LLC.	S-1	333-261059	February 7, 2022	10.6
10.7	First Amendment to Credit Agreement, dated as of December 17, 2021, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and East West Bank.	S-1	333-261059	February 7, 2022	10.7
10.8	Secured Term Promissory Note, with a closing date of September 30, 2020, Direct Digital Holding LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC and Universal Standards for Digital Marketing, LLC (collectively, the Borrower), jointly and severally promise to pay Silverpeak Credit Opportunities AIV LP (the Lender).	S-1	333-261059	February 7, 2022	10.8

10.9	Loan and Security Agreement, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC and the other Borrower Entities identified therein, as Borrower, the Several Financial Institutions or Entities from time to time parties thereto, as Lenders and Silverpeak Credit Partners, LP as Agent.	S-1	333-261059	February 7, 2022	10.9
10.10+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Mark Walker.					X
10.11+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Keith Smith.					X
10.12+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Susan Echard.					X
10.13+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai .					X
10.14+	Redemption Agreement, dated as of November 14, 2021, by and between Direct Digital Holdings, LLC and USDM Holdings, Inc.	S-1	333-261059	February 7, 2022	10.14

10.15#	Term Loan and Security Agreement, dated as of December 3, 2021, by and among Direct Digital Holdings, LLC, as borrower, Orange142, LLC, Huddled Masses LLC, Colossus Media, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC, as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	S-1	333-261059	February 7, 2022	10.6
10.16	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.					X
10.17	Intercreditor Agreement, dated as of December 3, 2021, by and between Lafayette Square Loan Servicing, LLC and East West Bank.	S-1	333-261059	February 7, 2022	10.17
10.18	Preferred Equity Subordination Agreement, dated as of December 3, 2021, by and among the Lafayette Square Loan Servicing, LLC, USDM Holdings, Inc., and Direct Digital Holdings, LLC.	S-1	333-261059	February 7, 2022	10.18

10.19	Second Amendment to Credit Agreement, dated as of February 10, 2022, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and East West Bank.					X
21.1	List of Subsidiaries.	S-1	333-261059	February 7, 2022	21.1
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

+	Indicates management contract or compensatory plan required to be filed as an Exhibit.