Form 10-Q
period 2022-03-31
Direct Digital Holdings, Inc.
filed 2022-05-16
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-41261

_________________________________________________________

DIRECT DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_________________________________________________________

Delaware		83-0662116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1233 West Loop South,	Suite 1170
Houston,	Texas	77027
(Address of principal executive offices)		(Zip code)

(832) 402-1051

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.001 per share	DRCT	NASDAQ
Warrants to Purchase Common Stock	DRCTW	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 12, 2022, there were 2,800,000 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,378,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,406,800	$4,684,431
Accounts receivable, net	7,754,091	7,871,181
Prepaid expenses and other current assets	875,928	1,225,447
Total current assets	13,036,819	13,781,059

Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 3)	15,103,123	15,591,578
Deferred financing costs, net (Note 2)	66,869	96,152
Operating lease - right-of-use assets	917,877	—
Other long-term assets	56,602	11,508
Total assets	$35,700,926	$35,999,933

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,920,459	$6,710,015
Accrued liabilities	6,087,173	1,044,907
Notes payable, current portion	687,500	550,000
Deferred revenues	431,432	1,348,093
Operating lease liabilities, current portion	209,914	—
Related party payables (Note 7)	-	70,801
Total current liabilities	13,336,478	9,723,816

Notes payable, net of short-term portion and deferred financing cost of $2,153,821 and $2,091,732, respectively	19,021,179	19,358,268
Mandatorily redeemable non-participating preferred units	—	6,455,562
Line of credit	400,000	400,000
Paycheck Protection Program loan	287,143	287,143
Economic Injury Disaster Loan	150,000	150,000
Operating lease liabilities, net of current portion	708,262	—
Total liabilities	33,903,062	36,374,789

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
Units, 1,000,000 units authorized at December 31, 2021; 34,182 units issued and outstanding as of December 31, 2021	—	4,294,241
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 2,800,000 shares issued and outstanding as of March 31, 2022	2,800	—
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,378,000 shares issued and outstanding as of March 31, 2022	11,378	—
Additional paid-in capital	7,272,856	—
Accumulated deficit	(5,489,170)	(4,669,097)
Total stockholders’ / members' equity (deficit)	1,797,864	(374,856)

Total liabilities and stockholders’ / members' equity	$35,700,926	$35,999,933

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Buy-side advertising	$5,831,041	$4,828,048
Sell-side advertising	5,539,296	865,686
Total revenues	11,370,337	5,693,734
Cost of revenues
Buy-side advertising	2,069,346	1,954,640
Sell-side advertising	4,520,192	741,693
Total cost of revenues	6,589,538	2,696,333
Gross profit	4,780,799	2,997,401

Operating expenses
Compensation, taxes and benefits	2,555,036	1,773,081
General and administrative	1,640,892	1,250,515
Total operating expenses	4,195,928	3,023,596
Income (loss) from operations	584,871	(26,195)

Other income (expense)
Other income	47,982	18,659
Forgiveness of Paycheck Protection Program loan	—	10,000
Loss on redemption of non-participating preferred units	(590,689)	—
Interest expense	(713,787)	(811,757)
Total other expense	(1,256,494)	(783,098)
Tax expense	—	—
Net loss	$(671,623)	$(809,293)

Net loss per common share / unit:
Basic and diluted	$(0.09)	$(23.68)

Weighted-average number of common shares / units outstanding:
Basic and diluted	7,106,471	34,182

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

			Common Shares					Accumulated	Members'
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Shares	Amount	Shares	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2020	34,182	$4,294,241	—	$—	—	$—	$—	$(1,925,951)	$2,368,290
Distributions to members	—	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	—	—	(809,293)	(809,293)
Balance, March 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(2,735,388)	$1,558,853

									Members' /
			Common Shares					Accumulated	Stockholders'
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Shares	Amount	Shares	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common shares, net of transaction costs	—	—	2,800,000	2,800	—	—	10,189,993	—	10,192,793
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Distributions to members	—	—	—	—	—	—	—	(148,450)	(148,450)
Net income	—	—	—	—	—	—	—	(671,623)	(671,623)
Balance, March 31, 2022	—	$—	2,800,000	$2,800	11,378,000	$11,378	$7,272,856	$(5,489,170)	$1,797,864

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows (Used In) Provided By Operating Activities:
Net loss	$(671,623)	$(809,293)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	152,287	84,629
Amortization of intangible assets	488,455	488,455
Amortization of right-of-use asset	17,602	—
Forgiveness of Paycheck Protection Program loan	—	(10,000)
Paid-in-kind interest	—	95,344
Loss on redemption of non-participating preferred units	590,689	—
Bad debt expense recovery	(2,425)	—
Changes in operating assets and liabilities:
Accounts receivable	119,515	1,508,681
Prepaid expenses and other current assets	304,423	(84,211)
Accounts payable	(926,581)	(717,036)
Accrued liabilities	80,104	46,148
Deferred revenues	(916,661)	2,966,693
Operating lease liabilities	(17,303)	—
Related party payable	(70,801)	—
Net cash (used in) provided by operating activities	(852,317)	3,569,410

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from issuance of Class A common shares, net of transaction costs	11,329,818	—
Payments on term loan	(137,500)	(77,801)
Payment of deferred financing costs	(185,093)	—
Redemption of non-participating preferred shares	(7,046,251)	—
Redemption of common units	(3,237,838)	—
Distributions to members	(148,450)	(144)
Net cash provided by (used in) financing activities	574,686	(77,945)

Net (decrease) increase in cash and cash equivalents	(277,631)	3,491,465

Cash and cash equivalents, beginning of the period	4,684,431	1,611,998

Cash and cash equivalents, end of the year	$4,406,800	$5,103,463

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$—	$—
Cash paid for interest	$559,069	$630,281

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accounts payable and accrued liabilities	$1,137,025	$—
Common unit redemption balance included in accrued liabilities	$3,962,162	$—

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc. and its subsidiaries, incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP TM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC. In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

		Advertising
		Solution		Date
	Current %	and		of
Subsidiary	Ownership	Segment	Date of Formation	Acquisition
Direct Digital Holdings, LLC	100.0%	N/A	June 21, 2018	August 26, 2021
Huddled Masses, LLC	100.0%	Buy-side	November 13, 2012	June 21, 2018
Colossus Media, LLC	100.0%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100.0%	Buy-side	March 6, 2013	September 30, 2020

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

Providing both the front-end, buy-side operations coupled with our proprietary sell-side operations enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented.

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards otherwise applicable to public companies until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.

Basis of consolidation

The consolidated financial statements include the accounts of Direct Digital Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Business combinations

The Company analyzes acquisitions to determine if the acquisition should be recorded as an asset acquisition or a business combination. The Company accounts for acquired businesses using the acquisition method of accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, (“ASC 805”), which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of the consideration paid, including any contingent consideration as applicable, is assigned to the underlying net assets of the acquired business based on their respective fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurement, as of the closing date. Any excess of the purchase price over the estimated fair values of the net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of March 31, 2022, $3,135,548 of the Company’s cash and cash equivalents exceeded the federally insured limits. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establish an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $40,360 and $40,856, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense related to recoveries was $(2,425) and $0 for the three months ended March 31, 2022 and 2021, respectively.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	March 31,	December 31,
	2022	2021
Customer A	69.4%	62.9%
Customer B	33.9%	0.0%
Customer C	0.9%	5.2%

Property and equipment, net

Property and equipment are recognized in the consolidated balance sheets at cost less accumulated depreciation and amortization. The Company capitalizes purchases and depreciates its property and equipment using the straight-line method of depreciation over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. As of March 31, 2022 and December 31, 2021, the Company has fully depreciated all property and equipment.

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

As of March 31, 2022, goodwill was $6,519,636 which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of March 31, 2022 and December 31, 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 5 – Long Term Debt) and incurred additional deferred financing costs of $4,613 during the three months ended March 31, 2022. Unamortized deferred financing costs related to the line of credit was $66,869 and $96,152 as of March 31, 2022 and December 31, 2021, respectively, and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long Term Debt) and incurred additional deferred financing costs of $180,480 during the three months ended March 31, 2022. Unamortized deferred financing costs was $2,153,821 and $2,091,732 as of March 31, 2022 and December 31, 2021, respectively, and netted against the outstanding debt on the consolidated balance sheets.

Right-of-use assets

The Company adopted Accounting Standards Update (“ASU”) 2016-02 (“ASU 2016-02”), Leases (Topic 842) as of January 1, 2022, and recognizes operating lease assets and lease liabilities on the balance sheets. The standard requires us to increase our assets and liabilities by equal amounts through the recognition of Right-of-Use (“ROU”) assets and lease liabilities for our operating leases and to recognize the initial and the monthly payments as operating expenses when paid or accrued on our consolidated statements of operations and consolidated statements of cash flows.

Revenue recognition

The Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers, (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption which had no impact on its financial position or results of operations using the modified retrospective method. The Company recognizes revenue using the following five steps:

●	Identification of a contract(s) with a customer;

●	Identification of the performance obligation(s) in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligation(s) in the contract; and
●	Recognition of revenue when, or as, the performance obligation(s) are satisfied.

The Company’s revenues are derived primarily from two sources: buy-side advertising and sell-side advertising.

Buy-side advertising

The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed and a self-serve basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum for fully managed revenue and the delivery of media inventory for self-serve revenue. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $431,432 and $1,348,093 as of March 31, 2022 and December 31, 2021, respectively.

Sell-side advertising

The Company partners with publishers to sell advertising inventory to the Company’s existing buy-side clients, as well as its own Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its publishers. The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company’s platform allows publishers to sell, in real time, ad impressions to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue when an ad is delivered in response to a winning bid request from ad buyers. The Company is acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis, as the Company has control and is responsible for fulfilling the advertisement delivery, establishing the selling prices and delivering the advertisements for fully managed revenue and providing updates and performing all billing and collection activities for its self-serve proprietary platform.

The Company maintains agreements with each DSP in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform. In an effort to reduce the risk of nonpayment, the Company has insurance with a third-party carrier for its accounts receivable as noted above.

The following table sets forth our concentration of revenue sources as a percentage of total revenues on a consolidated basis.

	For the Three Months
	Ended
	March 31,
	2022	2021
Customer A	47.0%	11.0%
Customer D	10.3%	20.9%
Customer E	9.0%	8.3%
Customer F	0.3%	5.9%

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended March 31, 2022 and 2021 was $102,348 and $41,920, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The Tax Receivable Agreement provides for certain income (loss) allocations between the Company and DDH, LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC Units in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the TRA. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 if the Code for each taxable year in which a redemption or exchange of LLC interest occurs. As of March 31, 2022, no redemptions or exchanges have been made by the members of DDH, LLC.

The Company applies ASC 740-10, Income Taxes (“ASC 740-10”), in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of January 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). Refer to “Note 10 - Commitments and Contingencies” to our consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for additional information.

In March 2020, the FASB issued ASU No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. Management is currently evaluating the impact of this update, but does not expect this update to have a material impact on the Company’s financial statements.

Liquidity and capital resources

As of March 31, 2022, the company had cash and cash equivalents of $4,406,800 and availability under its Revolving Credit Facility (see Note 5 — Long-Term Debt) of $1,459,383. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under our Revolving Credit Facility, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended March 31, 2022 and 2021, amortization expense of $488,455 and $488,455, respectively, was recognized, and as of March 31, 2022 and December 31, 2021, intangible assets net of accumulated amortization was $15,103,123 and $15,591,578, respectively.

Intangible assets and the related accumulated amortization and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(1,954,248)	(525,180)	(451,299)	(2,930,727)
Intangibles, net as of March 31, 2022	$11,074,072	$2,976,020	$1,053,031	$15,103,123
Estimated life (years)	10	10	5
Weighted-average remaining life (years) at March 31, 2022	8.5	8.5	3.5

o
Total
2022	1,465,364
2023	1,953,818
2024	1,953,818
2025	1,878,602
2026	1,652,952
Thereafter	6,198,569
Total	$15,103,123

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation and benefits	$1,386,736	$406,510
Accrued litigation fees	501,078	501,078
Accrued expenses	4,183,578	123,188
Accrued interest	15,781	14,201
Total accrued liabilities	$6,087,173	$1,044,907

As of March 31, 2022, accrued expenses includes $3,962,162 related to the partial redemption of common units issued in connection with the acquisition of Orange142 (See Note 9 — Stockholders’ / Members’ Equity).

Note 5 — Long-Term Debt

Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provides for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000. The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and at March 31, 2022 and December 31, 2021, the rate was 7.6% and 7.0%, respectively, with a 0.50% per annum unused line fee. We expect that interest rates applicable to the Revolving Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the Revolving Credit Facility is September 30, 2022. All accrued but unpaid interest under the Revolving Credit Facility is payable in monthly installments on each interest payment date until the maturity date when the outstanding principal balance, together with all accrued but unpaid interest will be due.

In connection with the amendment, the Company incurred additional deferred financing fees of $63,689 in 2021 and $4,613 during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Revolving Credit Facility of $400,000 and $400,000, respectively, and deferred financing cost of $66,869 and $96,152, respectively, which are classified as an asset on the consolidated balance sheets.

The Revolving Credit Facility is secured by senior liens on all or substantially all of the assets of DDH LLC and its subsidiaries, including a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries. The Revolving Credit Facility includes financial covenants, and as of March 31, 2022 and December 31, 2021, the Company was in compliance with all of its financial covenants.

The components of interest expense and related fees for the lines of credit are as follows:

	For the Three Months
	Ended
	March 31,
	2022	2021
Interest expense – East West Bank	$9,605	$9,187
Amortization of deferred financing costs	33,896	12,944
Total interest expense and amortization of deferred financing costs	$43,501	$22,131

Accrued and unpaid interest as of March 31, 2022 and December 31, 2021 for the Revolving Credit Facility was $5,750 and $5,553, respectively, related to the unused line fee.

2020 Term Loan Facility and 2021 Credit Facility

In conjunction with the acquisition of Orange142 on September 30, 2020, the Company entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak in the amount of $12,825,000, maturing on September 15, 2023. Interest in year one was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and the Company was required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest were to be due on the maturity date.

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

Lafayette Square

On December 3, 2021, DDH LLC entered into the 2021 Credit Facility with Lafayette Square as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32,000,000, consisting of a $22,000,000 closing date term loan and an up to $10,000,000 delayed draw term loan. The loans under the

2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

The obligations under the 2021 Credit Facility are secured by senior liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC. The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the lenders under the Revolving Credit Facility have a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the lenders under the 2021 Credit Facility have a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility. As of March 31, 2022, the Company owed a balance on the 2021 Credit Facility of $21,862,500. Financing costs incurred in the transaction were initially $2,127,185 in 2021 and additional fees of $180,480 for the three months ended March 31, 2022.  Unamortized deferred financing costs as of March 31, 2022 and December 31, 2021 were $2,153,821 and $2,091,732, respectively. Accrued and unpaid interest was $0 as of March 31, 2022 and December 31, 2021.

The components of interest expense and related fees for the 2020 Term Loan Facility and 2021 Credit Facility are as follows:

	For the Three Months
	Ended
	March 31,
	2022	2021
Interest expense – SilverPeak	$—	$508,503
Interest expense - Lafayette Square	487,500	—
Amortization of deferred financing costs -SilverPeak	—	71,685
Amortization of deferred financing costs – Lafayette Square	118,391	—
Total interest expense and amortization of deferred financing costs	$605,891	$580,188

U.S. Small Business Administration Loans

Economic Injury Disaster Loan

In 2020, the Company applied and was approved for a loan pursuant to the Economic Injury Disaster Loan (“EIDL”), administered by the U.S. Small Business Administration (“SBA”). The Company received the loan proceeds of $150,000 on June 15, 2020. The loan bears interest at a rate of 3.75% and matures on June 15, 2050. Installment payments, including principal and interest, of $731 will be payable monthly beginning June 15, 2022. Each payment will first be applied to pay accrued interest, then the remaining balance will be used to reduce principal. The loan is secured by substantially all assets of DDH LLC.

Accrued and unpaid interest expense as of March 31, 2022 and December 31, 2021 was $10,031 and $8,648, respectively, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, the Company applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans should be forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll and utilities.

The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion is payable over two years if issued before, or five years if issued after, June 5, 2020 at an interest rate of 1.0% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or if the borrower does not apply for forgiveness, then months after the end of the covered period.

DDH LLC received the PPP-1 Loan proceeds of $287,100 on May 8, 2020. On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan was forgiven. In March 2021, DDH LLC applied for and received another PPP loan (the “PPP-2 Loan”) for a principal amount of $287,143 and there are no collateral or guarantee requirements. Under the terms of the PPP-2 Loan, monthly payments of $6,440 are due starting June 11, 2022, and the loan bears interest at 1% per annum and matures on March 11, 2026.

On April 11, 2022, the Company received notification that its PPP Loan of $287,143 was fully forgiven.

As of March 31, 2022, future minimum payments related to long-term debt is as follows for the years ended December 31:

2022	$1,099,643
2023	1,100,000
2024	1,100,000
2025	1,100,473
2026	1,100,473
Thereafter	17,199,054
Total	22,699,643
Less current portion	(687,500)
Less deferred financing costs	(2,153,821)
Long-term debt, net	$19,858,322

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

Class A Preferred Units

In connection with the Orange142 acquisition, DDH LLC issued 3,500 non-voting Class A Preferred Units at a purchase price of $3,500,000, and a fair value of $3,458,378. Class A Preferred Units were entitled to certain approval rights and were mandatorily redeemable for $3,500,000 on September 30, 2022, with 10% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, ASC 480, requires that the Class A Preferred Units be classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In December 2021, DDH LLC redeemed the Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units. For the three months ended March 31, 2021, the Company recorded interest expense relating to the Class A Preferred Units of $86,301.

Class B Preferred Units

In connection with the Orange142 acquisition, DDH LLC issued 7,046 non-voting Class B Preferred Units at a purchase price of $7,046,251, and a fair value of $6,455,562. Class B Preferred Units were mandatorily redeemable for $7,046,251 on September 30, 2024, with 7% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, ASC 480 requires that the Class B Preferred Units be classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded interest expense relating to the Class B Preferred Units of $62,162 and $121,620, respectively.

Note 7 — Related Party Transactions

Related Party Transactions

Member Payable

As of December 31, 2021, the Company had a net payable to members that totaled $70,801 pertaining to loans made to the Company by its founding members Walker and Smith during fiscal 2020. This remaining balance owed was paid to the members as of March 31, 2022.

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of the Company. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the three months ended March 31, 2022, total fees paid to Walker, Smith and Woolford were $56,250, $56,250 and $22,500, respectively. For the three months ended March 31, 2021, total fees paid to Walker, Smith and Woolford were $103,846, $103,846, and $45,000, respectively.

Note 8 — Commitments and Contingencies

Litigation

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. In management’s opinion, the outcome of any such litigation will not materially affect the Company’s financial condition. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcome could change materially in the near term.

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. The matter is currently underway, and the Company has estimated a potential liability of approximately $500,000. Such liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company entered into mediation discussions beginning April 2021.

Office Lease

In June 2019, the Company entered into a sublease for its corporate office headquarters at 1233 West Loop South, Ste 1170 in Houston, TX. The lease term expires July 1, 2022, and has a base monthly rent of approximately $3,600 per month.

In March 2022, the Company entered into a new lease to move its corporate headquarters to 1177 West Loop South, Ste 1170 in Houston, TX effective July 1, 2022. The lease is for 7,397 square feet of office space that expires February 28, 2030. The base monthly rent varies annually over the term of the lease. The Company paid a security deposit of approximately $29,000. The Company also leases office furniture for its corporate headquarters  under a lease agreement effective April 2019 and expiring July 2023. The monthly rent expense is approximately $6,700.

In March 2021, the Company extended its lease for office space at 716 Congress Ave, Ste 100 in Austin, Texas with an effective date of January 1, 2022. The lease expires December 31, 2023 and has a base rent of approximately $6,700 per month.

For the three months ended March 31, 2022 and 2021, the Company incurred rent expense of $51,378 and $50,171, respectively, for the combined leases.

Supplemental cash flow information related to the Company’s operating lease is included in the table below for the three months ended March 31, 2022:

2022
Cash paid for amounts included in the measurement of lease liabilities	$35,568

Supplemental balance sheet information related to operating leases is included in the table below for the year ended March 31, 2022:

2022
Operating lease - right-of-use asset	$917,877

Operating lease liabilities - current	$209,914
Operating lease liabilities - long-term	708,262
Total lease liability	$918,176

The weighted-average remaining lease term for the Company’s operating lease is seven years as of ended March 31, 2022, with a weighted-average discount rate of 8%:

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2022	$116,956
2023	154,490
2024	110,215
2025	156,077
2026	159,754
Thereafter	530,324
Total lease payments	1,227,816
Less imputed interest	(309,640)
Total lease liability	$918,176

Note 9 — Stockholders’ / Members’ Equity (Deficit)

Members’ Equity

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

As of December 31, 2021, the total outstanding common units of DDH LLC was 34,182 units. The common units have voting rights, as well as certain redemption features at the option of the Company. In accordance with ASC 480, as of December 31, 2021, the Company classified the preferred units as a liability in the consolidated balance sheets.

Stockholders’ Equity – Initial Public Offering

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

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. The underwriters, in our initial public offering, were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, and elected to purchase warrants which have the same terms as those issued in the initial public offering, to purchase an additional 420,000 shares of Class A Common Stock. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters did not exercise this option.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,192,793, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company recorded offering expenses in accounts payable and accrued liabilities of $1,137,025 as of March 31, 2022 and intends to pay these amounts throughout the remainder of 2022. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering, and $3,962,162 was recorded in accrued liabilities in the consolidated balance sheets as of March 31, 2022. The Company intends to pay the remainder of the purchase price to the entity controlled by Woolford during the first half of 2022.

The warrants have a fair value of $0 that was calculated using the Black-Scholes option -pricing model.  Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.94% based on the applicable U.S. Treasury bill rate, (2) expected life of 5 years, (3) expected volatility of approximately 66% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes warrant activity during the three months ended March 31, 2022:

		Weighted-	Weighted-average
		average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Number of Shares	Price	(years)	Value
Outstanding at January 1, 2022	—	$—	—	$—
Warrants granted	3,220,000	$5.50	4.88	—
Warrants exercised	—	$—	—	—
Warrants canceled	—	$—	—	—
Outstanding at March 31, 2022	3,220,000	$5.50	4.88	$—

Exercisable at March 31, 2022	3,220,000	$5.50	4.88	$—

Note 10 — Loss Per Share / Unit

Basic loss per share / unit is calculated by dividing the net loss for the year by the weighted average number of share / unit outstanding during the period. The Company does not have any dilutive share / unit, and therefore the diluted weighted average number of share / unit outstanding are equal to the basic weighted average number of share / unit.

	For the Three Months Ended
	March 31,
	2022	2021
Net income loss per unit attributable to stockholders / members	$(671,623)	$(809,293)
Number of units outstanding at the beginning of the period	34,182	34,182
Weighted average Class A and Class B shares issued during the period	7,106,471	—
Weighted average units redeemed during the period	(34,182)	—
Number of shares / units outstanding at the end of the period, basic and diluted	7,106,471	34,182
Net loss per shares / unit, basic and diluted	$(0.09)	$(23.68)

Note 11 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three months ended March 31, 2022 and 2021, the Company matching contributions were $50,561 and $36,715, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three months ended March 31, 2022 and 2021, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of March 31, 2022 and December 31, 2021, the Company analyzed the incurred but not reported claims and records an estimated liability if needed.

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

Revenue by business segment is as follows:

	For the Three Months
	Ended
	March 31,
	2022	2021
Buy-side advertising	$5,831,041	$4,828,048
Sell-side advertising	5,539,296	865,686
Total revenues	$11,370,337	$5,693,734

Operating income (loss) by business segment is as follows:

	For the Three Months
	Ended
	March 31,
	2022	2021
Buy-side advertising	$1,074,210	$519,663
Sell-side advertising	651,042	(37,581)
Corporate office expenses	(1,140,381)	(508,277)
Consolidated operating income (loss)	$584,871	$(26,195)

Total assets by business segment are as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Buy-side advertising	$24,015,562	$25,648,105
Sell-side advertising	7,999,673	8,277,575
Corporate office expenses	3,685,691	2,074,253
Total Assets	$35,700,926	$35,999,933

Note 13 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2022 through the date of this report and determined there were no events or transactions that would impact the consolidated financial statements for the three months ended March 31, 2022.

On April 11, 2022, the Company received notification that its PPP Loan of $287,143 was fully forgiven.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

●	our dependence on the overall demand for advertising, which could be influenced by economic downturns;
●	any slow-down or unanticipated development in the market for programmatic advertising campaigns;
●	the effects of health epidemics, such as the ongoing global COVID-19 pandemic;
●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
●	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
●	any unavailability or non-performance of the non-proprietary technology, software, products and services that we use;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
●	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;
●	any inability to compete in our intensely competitive market;
●	any significant fluctuations caused by our high customer concentration;
●	our limited operating history, which could result in our past results not being indicative of future operating performance;
●	any violation of legal and regulatory requirements or any misconduct by our employees, subcontractors, agents or business partners;
●	any strain on our resources, diversion of our management’s attention or impact on our ability to attract and retain qualified board members as a result of being a public company;
●	as a holding company, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends;

●	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement), which, to the extent not distributed as dividends on our Class A common stock, would benefit Direct Digital Management, LLC, the entity indirectly owned by our Chairman and Chief Executive Officer and President, as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and
●	other factors and assumptions discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. (“Holdings”) is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager, of Direct Digital Holdings, LLC (“DDH LLC”), which operates the business formed in 2018 through the acquisition of Huddled Masses LLC (“Huddled Masses”) a buy-side marketing platform, and Colossus Media LLC (“Colossus Media”) a sell-side marketing platform.

On September 30, 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, and other sectors. with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

		Advertising
		Solution		Date
	Current %	and		of
Subsidiary	Ownership	Segment	Date of Formation	Acquisition
Direct Digital Holdings, LLC	100%	N/A	June 21, 2018	August 26, 2021
Huddled Masses, LLC	100%	Buy-side	November 13, 2012	June 21, 2018
Colossus Media, LLC	100%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100%	Buy-side	March 6, 2013	September 30, 2020

Both buy-side advertising businesses, Huddled Masses and Orange142, offer technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”). Colossus Media is our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™ (“Colossus SSP”). Colossus SSP is a stand-alone tech-enabled, data-driven sell-side platform (“SSP”) that helps deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQ+ customers, as well as other specific audiences.

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

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 200 small and mid-sized clients annually, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses for their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the year ended December 31, 2021 and the three months ended March 31, 2022. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform that eventually grow into managed service clients, which has resulted in their increased use of our platform over time. As our clients expand their usage of our technology platform, they often transition to our managed services delivery model, which in turn drives higher profitability for us, as well as increased client loyalty. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

Shift to Digital Advertising

Media has increasingly become more digital as a result of three key items:

●	Advances in technology with more sophisticated digital content delivery across multiple platforms;
●	Changes in consumer behavior, including spending longer portions of the day using mobile and other devices; and
●	Better audience segmentation with more efficient targeting and measurable results.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 43,000 advertisers per month in the three months ended March 31, 2021, which increased to an average of approximately 69,000 advertisers per month in the three months ended March 31, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Enhancing ad inventory quality

In January 2022, Colossus Media was ranked by MediaMath as 5th among the industry’s approximately 80 supply- side companies in terms of key quality measures such as transparency, fraud detection, and accountability. In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the three months ended March 31, 2022, less than 1% of inventory was determined to be invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids invalid traffic on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the three months ended March 31, 2022, we processed approximately 570 million bid requests and had connections to 19 DSPs.

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

Managing industry dynamics

We operate in the rapidly evolving digital advertising industry. Due to the scale and complexity of the digital advertising ecosystem, direct sales via manual, person-to-person processes are insufficient for delivering a real-time, personalized ad experience, creating the need for programmatic advertising. In turn, advances in programmatic technologies have enabled publishers to auction their ad inventory to more buyers, simultaneously, and in real time through a process referred to as header bidding. Header bidding has also provided advertisers with transparent access to ad impressions. As advertisers keep pace with ongoing changes in the way that consumers view and interact with digital media, we anticipate further innovation and expect that header bidding will be extended into new areas such as OTT/CTV. We believe our focus on publishers and buyers has allowed us to understand their needs and our ongoing innovation has enabled us to quickly adapt to changes in the industry, develop new solutions and do so cost effectively. Our performance depends on our ability to keep pace with industry changes such as header bidding and the evolving needs of our publishers and buyers while continuing our cost efficiency.

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

Operating Expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance, and administrative personnel (including salaries, commissions, bonuses, benefits, and taxes), general and administrative expenses for rent expense, professional fees, independent contractor costs, selling and marketing fees, and administrative and operating system subscription costs, insurance, as well as amortization expense related to our intangible assets.

Other (Expense) Income

Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.

Forgiveness of PPP Loan. From time to time, we obtain loans pursuant to the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”). Forgiveness of PPP loans is recognized as a gain in the period it is granted. We received the PPP-1 Loan proceeds of $287,100 on May 8, 2020. On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan was forgiven.

Interest Expense. Interest expense is mainly related to our debt as further described below in Liquidity and Capital Resources. In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units are classified as a liability, and the corresponding distributions are recognized as interest expense.

Loss on early redemption of non-participating preferred units. In February 2022, we redeemed the non-participating Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenues
Buy-side advertising	$5,831,041	$4,828,048	$1,002,993	21%
Sell-side advertising	5,539,296	865,686	4,673,610	540%
Total revenues	11,370,337	5,693,734	5,676,603	100%

Cost of revenues
Buy-side advertising	2,069,346	1,954,640	114,706	6%
Sell-side advertising	4,520,192	741,693	3,778,499	509%
Total cost of revenues	6,589,538	2,696,333	3,893,205	144%

Gross Profit	4,780,799	2,997,401	1,783,398	59%

Operating Expenses	4,195,928	3,023,596	1,172,332	39%
Income (loss) from operations	584,871	(26,195)	611,066	nm
Other (expense) income	(1,256,494)	(783,098)	(473,396)	‑60%
Tax expense	—	—	—	—%
Net loss	$(671,623)	$(809,293)	$137,670	17%
Adjusted EBITDA (1)	$1,121,308	$480,919	$640,389	133%
(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $5.7 million in for the three months ended March 31, 2021 to $11.4 million for the three months ended March 31, 2022, an increase of $5.7 million or 100%. Buy-side advertising revenue increased $1.0 million, or 21%, while sell-side advertising revenue increased $4.7 million, or 540% over the 2021 first quarter results. The increase in our sell-side advertising revenue was the result of an  increase in the number of customers served, and an increase in the number of publisher connections. The increase in our buy-side advertising revenue was primarily as a result of higher spending by our current customers as well as the increase in the number of clients served. We expect continued revenue growth momentum for both segments as we work to innovate our programmatic advertising offerings for the middle market segment, enhance our publisher partner engagement and monetization strategies, and further extend our reach into the underserved and underrepresented publisher communities.

Cost of Revenues

Along with the increase in gross sales across both platforms, we correspondingly experienced an increase in cost of revenues from $2.7 million for the three months ended March 31, 2021 to $6.6 million for the three months ended March 31, 2022, an increase of $3.9 million or 144%. Buy-side advertising cost of revenues increased $0.1 million to $2.1 million or 35% of revenue for the three months ended March 31, 2022 compared to $2.0 million or 40% of revenue for the three months ended March 31, 2021. Sell-side advertising cost of revenues increased $3.8 million, to $4.5 million, or 82% of revenue for the three months ended March 31, 2022, compared to $0.7 million, or 86% of revenue, for the same period in 2021. Our sell-side cost of media is approximately 80% and our lower cost of media revenue for the first quarter of 2022 was due to economies of scale from the higher revenue we generated during this period.

Gross Profit

Gross profit also increased in the three months ended March 31, 2022 to $4.8 million, or 42% of revenue, compared to $3.0 million, or 53% of revenue, for the three months ended March 31, 2021, an increase of $1.8 million or 60% compared to the quarter ended

March 31, 2021. The lower margin for the three months ended March 31, 2022 is attributable to the mix in revenue between our business segments. Buy-side advertising gross profit increased $0.9 million, primarily due to a lower cost of revenue. Sell-side advertising gross profit increased $0.9 million over the first quarter of 2021, primarily as a result of the increase in revenue and related economies of scale as discussed above.

Operating Expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Compensation, taxes, and benefits	$2,555,036	$1,773,081	$781,955	44%
General and administrative	1,640,892	1,250,515	390,377	31%
Total operating expenses	$4,195,928	$3,023,596	$1,172,332	39%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $1.8 million for the three months ended March 31, 2021 to $2.6 million in for the three months ended March 31, 2022, an increase of $0.8 million, or 44%. The increase was primarily due to higher commissions, the transition of professional fee expenses being converted to full time employees’ wages, salaries and benefits, and hiring of additional personnel to support our growth.

General and administrative expenses

General and administrative (“G&A”) expenses also increased from $1.3 million for the three months ended March 31, 2021 to $1.6 million for the three months ended March 31, 2022, primarily due to costs associated with our transition to and operation as a public company. For the three months ended March 31, 2021, G&A expenses as a percentage of revenue was 14% for the three months ended March 31, 2022 compared to 22% for the three months ended March 31, 2021. During the first quarter of 2022, we invested in systems, increased insurance, additional software fees, and incurred additional professional fee expenses.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives, legal and accounting costs, higher insurance premiums, and compliance costs associated with developing the requisite infrastructure required for internal controls. As a result, we expect G&A expenses to increase in absolute dollars in future periods.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	For the Three Months Ended
	March 31,		Change
	2022	2021	Amount	Pcnt
Other income	$47,982	$18,659	$29,323	157%
Forgiveness of Paycheck Protection
Program loan	—	10,000	(10,000)	‑100%
Loss on early redemption of non-
participating preferred units	(590,689)	—	(590,689)	‑100%
Interest expense	(713,787)	(811,757)	97,970	12%
Total other expense	$(1,256,494)	$(783,098)	$(473,396)	‑60%

Other expense for the three months ended March 31, 2022 primarily consists of $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units and $0.7 million of interest expense partially offset by other income. Other expense for the three months ended March 31, 2021 is comprised of approximately $0.8 million of interest expense partially offset by other income and the forgiveness of the PPP loan.

Interest Expense

Interest expense decreased for the three months ended March 31, 2022 to $0.7 million compared to $0.8 million for the three months ended March 31, 2021. The decrease in interest expense was the result of the refinancing of our debt to a lower interest rate, as well as the redemption of DDH LLC’s Class A Preferred Units in December 2021 and DDH LLC’s Class B Preferred Units in February 2022.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital (deficiency), and availability under our Revolving Credit Facility (as defined below) on March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$4,406,800	$4,684,431
Working capital (deficiency)	$(299,659)	$4,057,243
Availability under Revolving Credit Facility	$1,459,383	$1,798,145

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, proceeds from our public offering in 2022, and availability under the revolving credit facility provided under our credit agreement, as amended, entered into on September 30, 2020, with East West Bank in the amount of $2,500,000 (the “Revolving Credit Facility”). As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $4.4 million and $4.7 million, respectively, and $1.5 million and $1.8 million available under our Revolving Credit Facility, respectively. Based on our projections of growth in revenue and cash generated from operations in the coming year, the available cash held by us and availability under our Revolving Credit Facility, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Quarterly Report on Form 10-Q. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

In conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak in the amount of $12.825 million, maturing on September 15, 2023. Interest in year one was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and we were required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest were to be due on the maturity date. The obligations under the 2020 Term Loan Facility were secured by first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries. The 2020 Term Loan Facility contained a number of financial covenants and customary affirmative covenants. In addition, the 2020 Term Loan Facility included a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, and restricted payments. Each of Mark Walker (“Walker”), Chairman of the Board and Chief Executive Officer, and Keith Smith (“Smith”), President, provided limited guarantees of the obligations under the 2020 Term Loan Facility. The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC and used the proceeds to repay and terminate the 2020 Term Loan Facility.

Also, in conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into the Revolving Credit Facility that provides for a revolving credit facility with East West Bank in the amount of $4.5 million with an initial availability of $1.0 million. On December 17, 2021, we amended the Revolving Credit Facility, which increased the availability to $5.0 million with an initial availability of $2.5 million. The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and at March 31, 2022 and December 31, 2021, the rate was 7.6% and 7.0%, respectively, with a 0.50% per annum unused line fee. We expect that interest rates applicable to the Revolving Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the Revolving Credit Facility is September 30, 2022. The Revolving Credit Facility is secured by senior liens on all or substantially all of the assets of DDH LLC and its subsidiaries, including a priority lien on the trade accounts receivable of DDH LLC and its subsidiariesand guaranteed by Holdings. The Revolving Credit Facility includes financial covenants, including that the Company maintains (i) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2020, and beginning with the fiscal quarter ended December 31, 2021, a minimum fixed charge coverage ratio of not less than 1.50 to 1.00 as of the end of each fiscal quarter, (ii) a maximum total net leverage ratio of 3.75 to 1.00 for the fiscal quarters ending December 31, 2021 and thereafter and (iii) a minimum liquidity amount, plus revolving credit availability of at least $1.3 million at all times for the period of December 31, 2021 to June 29, 2022 and $1.4 million thereafter. As of March 31, 2022, the Company was compliant with all of its financial covenants under the Revolving Credit Facility. As of each of March 31, 2022 and December 31, 2021, the Revolving Credit Facility had borrowings outstanding in the amount of $0.4 million, and $1.5 million of unused capacity. The Revolving Credit Facility and the 2021 Credit Facility contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events. From time to time, we are required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. DDH LLC was in compliance with all of its financial covenants under the Revolving Credit Facility and the 2020 Term Loan Facility as of March 31, 2022 and December 31, 2021.

On December 3, 2021, DDH LLC entered into the 2021 Credit Facility with Lafayette Square, as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan. The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

The obligations under the 2021 Credit Facility are secured by senior liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC. The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the lenders under the Revolving Credit Facility have a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the lenders under the 2021 Credit Facility have a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility.

Consolidated Statement of Cash Flow Data:

	For the Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(852,317)	$3,569,410
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	574,686	(77,945)
Net (decrease) increase in cash and cash equivalents	$(277,631)	$3,491,465

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

For the Three Months Ended March 31, 2022 and 2021

Cash flows from operating activities decreased from $3.6 million provided by operating activities for the three months ended March 31, 2021 to $(0.9) million used in operating activities for the three months ended March 31, 2022. The period-over-period decrease of $(4.5) million was primarily due to $(3.9) decrease in the timing of the cash receipts and revenue recognition for our deferred revenue activity, $(1.4) million decrease in accounts receivable related to the timing of collection payments, partially offset by $0.2 million increase related to changes in other operating assets and liabilities as well as the $0.6 million effect of the non-cash loss on the early redemption of the Class B non-participating preferred units.

Cash Flows Provided by Financing Activities

For the Three Months Ended March 31, 2022 and 2021

Our financing activities consist primarily of proceeds and payments under our notes payable and line of credit, proceeds from government loans, distributions to DDH LLC members, and during 2022, net proceeds from our IPO as well as the redemption payments for DDH LLC’s  common units and Class B Units held by USDM. Net cash provided by financing activities has been and will be used to finance our operations, including our investment in people and infrastructure, to support our growth.

During the three months ended March 31, 2022, net cash provided by financing activities increased by $0.7 million, from $(0.1) million used in financing activities for the three months ended March 31, 2021 to $0.6 million for the three months ended March 31, 2022.

During the three months ended March 31, 2022, we received net proceeds of $11.3 million related to our issuance of Class A common units and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM for approximately $10.3 million. Also during the three month ended March 31, 2022, we paid our quarterly debt obligation on the 2021 Credit Facility of $0.1 million, incurred additional deferred financing costs related to 2021 Credit Facility and the Revolving Credit Facility amended in late 2021 of $0.2 million, and members of DDH LLC received tax distributions of $0.1 million.

During the three months ended March 31, 2021, we paid our scheduled debt obligation on the 2020 Term Loan Facility for $0.1 million.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities, the Revolving Credit Facility and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $116,956 in 2022, $154,490 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026 and $530,324 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be approximately $1.1 million in each of 2022, 2023, 2024, 2025 and 2026, with $17.2 million coming due in the years following, assuming we do not refinance our indebtedness. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Net Loss	$(671,623)	$(809,293)
Add back (deduct):
Amortization of intangible assets	488,455	488,455
Interest expense	713,787	811,757
Forgiveness of Paycheck Protection Program loan	—	(10,000)
Loss on early redemption of non-participating preferred units	590,689	—
Adjusted EBITDA	$1,121,308	$480,919

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

●	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, and certain one-time items such as acquisition transaction costs and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
●	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and
●	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of this non-GAAP financial measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of January 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). Refer to “Note 10 - Commitments and Contingencies” to our consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for additional information.

In March 2020, the FASB issued ASU No. 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients and exceptions to U.S. GAAP on contract modifications, hedging relationships, and other transactions affected by reference rate reform to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made, hedging relationships entered into, and other transactions affected by reference rate reform, evaluated on or before December 31, 2022, beginning during the reporting period in which the guidance has been elected. Management is currently evaluating the impact of this update, but does not expect this update to have a material impact on the Company’s financial statements.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Part I, Item 3.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of March 31, 2022, were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.Other Information

ITEM 1.Legal Proceedings

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

ITEM 1A.Risk Factors

Not applicable.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

	Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed herewith
1.1	Underwriting Agreement, dated February 10, 2022, by and among the Company, The Benchmark Company, LLC and Roth Capital Partners, LLC, as representatives of the underwriters.	8-K	001-41261	February 16, 2022	1.1
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to The Benchmark Company, LLC.	8-K	001-41261	February 16, 2022	4.1
4.2	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC.	8-K	001-41261	February 16, 2022	4.2
4.3	Warrant Agent Agreement, dated February 15, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC.	8-K	001-41261	February 16, 2022	4.3
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022.	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC.	8-K	001-41261	February 16, 2022	10.2
10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	February 7, 2022	10.3
10.4+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Mark Walker.	10-K	001-41261	March 31, 2022	10.10
10.5+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Keith Smith.	10-K	001-41261	March 31, 2022	10.11
10.6+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Susan Echard.	10-K	001-41261	March 31, 2022	10.12

10.7+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai.	10-K	001-41261	March 31, 2022	10.13
10.8	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-K	001-41261	March 31, 2022	10.16
10.9	Second Amendment to Credit Agreement, dated as of February 10, 2022, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and East West Bank.	10-K	001-41261	March 31, 2022	10.19
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*

This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

+	Indicates management contract or compensatory plan required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)