Form 10-Q
period 2022-06-30
Direct Digital Holdings, Inc.
filed 2022-08-15
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-41261

_________________________________________________________

DIRECT DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

_________________________________________________________

Delaware		83-0662116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1177 West Loop South,	Suite 1310
Houston,	Texas	77027
(Address of principal executive offices)		(Zip code)

(832) 402-1051

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.001 per share	DRCT	NASDAQ
Warrants to Purchase Common Stock	DRCTW	NASDAQ

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

As of August 12, 2022, there were 3,163,214 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,378,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,915,815	$4,684,431
Accounts receivable, net	14,843,049	7,871,181
Prepaid expenses and other current assets	794,092	1,225,447
Total current assets	20,552,956	13,781,059

Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 3)	14,614,669	15,591,578
Deferred tax asset, net (Note 12)	3,195,034	—
Deferred financing costs, net	33,434	96,152
Operating lease right-of-use assets	885,458	—
Other long-term assets	56,605	11,508
Total assets	$45,857,792	$35,999,933

LIABILITIES AND STOCKHOLDER’ / MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,161,370	$6,710,015
Accrued liabilities	6,608,768	1,044,907
Current portion of liability related to tax receivable agreement	183,260	—
Notes payable, current portion	550,000	550,000
Deferred revenues	442,982	1,348,093
Operating lease liabilities, current portion	96,621	—
Income taxes payable	47,710	—
Related party payables (Note 7)	—	70,801
Total current liabilities	18,090,711	9,723,816

Notes payable, net of short-term portion and deferred financing cost of $2,038,438 and $2,091,732, respectively	19,136,562	19,358,268
Mandatorily redeemable non-participating preferred units	—	6,455,562
Line of credit	400,000	400,000
Paycheck Protection Program loan	—	287,143
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	2,565,640	—
Operating lease liabilities, net of current portion	789,436	—
Total liabilities	41,132,349	36,374,789

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
Units, 1,000,000 units authorized at December 31, 2021; 34,182 units issued and outstanding as of December 31, 2021	—	4,294,241
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,163,214 shares issued and outstanding as of June 30, 2022	3,163	—
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,378,000 shares issued and outstanding as of June 30, 2022	11,378	—
Additional paid-in capital	7,747,250	—
Accumulated deficit	(3,036,348)	(4,669,097)
Total stockholders’ / members' equity (deficit)	4,725,443	(374,856)

Total liabilities and stockholders’ / members' equity (deficit)	$45,857,792	$35,999,933

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Buy-side advertising	$9,321,267	$9,113,304	$15,152,308	$13,941,352
Sell-side advertising	11,940,041	2,068,587	17,479,337	2,934,273
Total revenues	21,261,308	11,181,891	32,631,645	16,875,625

Cost of revenues
Buy-side advertising	3,154,471	3,351,655	5,223,817	5,306,295
Sell-side advertising	9,771,017	1,655,713	14,291,209	2,397,406
Total cost of revenues	12,925,488	5,007,368	19,515,026	7,703,701
Gross profit	8,335,820	6,174,523	13,116,619	9,171,924

Operating expenses
Compensation, taxes and benefits	3,494,692	2,123,783	6,049,728	3,896,864
General and administrative	1,776,981	1,530,729	3,417,873	2,781,244
Total operating expenses	5,271,673	3,654,512	9,467,601	6,678,108
Income from operations	3,064,147	2,520,011	3,649,018	2,493,816

Other income (expense)
Other income	—	527	47,982	19,186
Forgiveness of Paycheck Protection Program loan	287,143	—	287,143	10,000
Gain from revaluation and settlement of seller notes and earnout liability	—	21,232	—	21,232
Loss on redemption of non-participating preferred units	—	—	(590,689)	—
Interest expense	(650,251)	(828,410)	(1,364,038)	(1,640,167)
Total other expense	(363,108)	(806,651)	(1,619,602)	(1,589,749)

Income before taxes	2,701,039	1,713,360	2,029,416	904,067
Tax expense	86,676	54,000	86,676	54,000
Net income	$2,614,363	$1,659,360	$1,942,740	$850,067

Net income per common share / unit:
Basic	$0.18	$48.54	$0.18	$24.87
Diluted	$0.18	$48.54	$0.18	$24.87

Weighted-average number of shares of common stock / units outstanding:
Basic	14,257,827	34,182	10,701,715	34,182
Diluted	14,257,827	34,182	10,701,715	34,182

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

Six Months Ended June 30, 2022

									Members' /
			Common Stock					Accumulated	Stockholders’
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common stock,net of transaction costs	—	—	2,800,000	2,800	—	—	10,164,243	—	10,167,043
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Stock-based compensation	—	—	—	—	—	—	15,407	—	15,407
Issuance of restricted stock	—	—	363,214	363	—	—	(363)	—	—
Distributions to members	—	—	—	—	—	—	—	(309,991)	(309,991)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	—	—	1,942,740	1,942,740
Balance, June 30, 2022	—	$—	3,163,214	$3,163	11,378,000	$11,378	$7,747,250	$(3,036,348)	$4,725,443

Three Months Ended June 30, 2022

			Common Stock						Members' /
								Accumulated	Stockholders’
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, March 31, 2022	—	$—	2,800,000	$2,800	11,378,000	$11,378	$7,272,856	$(5,489,170)	$1,797,864
Transaction costs associated with IPO	—	—	—	—	—	—	(25,750)	—	(25,750)
Stock-based compensation	—	—	—	—	—	—	15,407	—	15,407
Issuance of restricted stock	—	—	363,214	363	—	—	(363)	—	—
Distributions to members	—	—	—	—	—	—	—	(161,541)	(161,541)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	—	—	2,614,363	2,614,363
Balance, June 30, 2022	—	$—	3,163,214	$3,163	11,378,000	$11,378	$7,747,250	$(3,036,348)	$4,725,443

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

Six Months Ended June 30, 2021

			Common Stock					Accumulated	Members' /
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2020	34,182	$4,294,241	—	$—	—	$—	$—	$(1,925,951)	$2,368,290
Distributions to members	—	—	—	—	—	—	—	(652,569)	(652,569)
Net income	—	—	—	—	—	—	—	850,067	850,067
Balance, June 30, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(1,728,453)	$2,565,788

Three Months Ended June 30, 2021

									Members' /
			Common Units					Accumulated	Stockholders'
	Common Stock		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, March 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(2,735,388)	$1,558,853
Distributions to members	—	—	—	—	—	—	—	(652,425)	(652,425)
Net income	—	—	—	—	—	—	—	1,659,360	1,659,360
Balance, June 30, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(1,728,453)	$2,565,788

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows (Used In) Provided By Operating Activities:
Net income	$1,942,740	$850,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	301,105	169,258
Amortization of intangible assets	976,909	976,909
Amortization of right-of-use assets	50,021	—
Stock-based compensation	15,407	—
Forgiveness of Paycheck Protection Program loan	(287,143)	(10,000)
Paid-in-kind interest	—	192,367
Deferred income taxes	38,966	—
Gain from revaluation and settlement of earnout liability	—	(21,232)
Loss on redemption of non-participating preferred units	590,689	—
Bad debt expense	24,799	31,815
Changes in operating assets and liabilities:
Accounts receivable	(6,996,667)	(175,906)
Prepaid expenses and other assets	386,258	(91,541)
Accounts payable	3,406,355	438,105
Accrued liabilities	601,699	140,657
Income taxes payable	47,710	—
Deferred revenues	(905,111)	146,819
Operating lease liability	(49,422)	—
Related party payable	(70,801)	—
Net cash provided by operating activities	73,514	2,647,318

Cash Flows Provided By (Used In) Financing Activities:
Payments on term loan	(275,000)	(77,801)
Payment of deferred financing costs	(185,093)	—
Proceeds from Paycheck Protection Program loan	—	287,143
Proceeds from Issuance of Class A common stock, net of transaction costs	11,212,043	—
Redemption of common units	(3,237,838)	—
Redemption of non-participating preferred units	(7,046,251)	—
Payments on seller notes and earnouts payable	—	(309,491)
Distributions to members	(309,991)	(652,569)
Net cash provided by (used in) financing activities	157,870	(752,718)

Net increase in cash and cash equivalents	231,384	1,894,600
Cash and cash equivalents, beginning of the period	4,684,431	1,611,998
Cash and cash equivalents, end of the year	$4,915,815	$3,506,598

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$—	$54,000
Cash paid for interest	$1,058,548	$1,279,603

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accounts payable and accrued liabilities	$1,045,000	$—
Common unit redemption balance included in accrued liabilities	$3,962,162	$—
Outside basis difference in partnership	$3,234,000	$—
TRA payable to Direct Digital Management, LLC	$2,748,900	$—
Tax benefit on TRA	$485,100	$—

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc. and its subsidiaries, incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 7 – Related Party Transactions). In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

		Advertising
		Solution		Date
	Current %	and		Of
Subsidiary	Ownership	Segment	Date of Formation	Acquisition
Direct Digital Holdings, LLC	100.0%	N/A	June 21, 2018	August 26, 2018
Huddled Masses, LLC	100.0%	Buy-side	November 13, 2012	June 21, 2018
Colossus Media, LLC	100.0%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100.0%	Buy-side	March 6, 2013	September 30, 2020

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the results for the periods presented.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of June 30, 2022, $3,549,295 of the Company’s cash and cash equivalents exceeded the federally insured limits. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $25,571 and $40,856, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense was $27,224 and $31,815 for the three months ended June 30, 2022 and 2021, respectively, and $24,799 and $31,815 for the six months ended June 30, 2022 and 2021, respectively.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	June 30,	December 31,
	2022	2021
Customer A	79.6%	62.9%
Customer H	5.8%	0.0%
Customer B	0.1%	5.2%

Property and equipment, net

Property and equipment are recognized in the consolidated balance sheets at cost less accumulated depreciation and amortization. The Company capitalizes purchases and depreciates its property and equipment using the straight-line method of depreciation over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. As of June 30, 2022 and December 31, 2021, the Company has fully depreciated all property and equipment.

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

As of June 30, 2022, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of June 30, 2022 and December 31, 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the six months ended June 30, 2022. Unamortized deferred financing costs related to the line of credit was $33,434 and $96,152 as of June 30, 2022 and December 31, 2021, respectively, and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $180,480 during the six months ended June 30, 2022. Unamortized deferred financing costs was $2,038,438 and $2,091,732 as of June 30, 2022 and December 31, 2021, respectively, and netted against the outstanding debt on the consolidated balance sheets.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $442,982 and $1,348,093 as of June 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth our concentration of revenue sources as a percentage of total revenues on a consolidated basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Customer A	55.5%	14.6%	52.6%	13.4%
Customer I	11.5%	0.0%	10.6%	0.0%
Customer E	7.4%	15.9%	8.4%	17.6%
Customer F	0.0%	24.4%	0.0%	19.0%

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended June 30, 2022 and 2021 was $220,326 and $66,624, respectively and $322,667 and $108,544 for the six months ended June 30, 2022 and 2021, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and non-employee directors, including stock options and restricted stock units (“RSUs”) based on the fair value of the awards on the date of grant. The fair value of stock options is estimated using the Black Scholes option pricing model. The grant date fair value of RSUs is based on the prior day closing market price of the Company’s Class A common stock. The Black Scholes option pricing model inputs include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates, and the expected dividend yield.

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options, see Note 9 — Stockholders’ / Members’ Equity (Deficit) and Stock-Based Compensation Plans.

Income Per Share / Unit

Basic income per share / unit is calculated by dividing net income available to common stockholders by the weighted average number of shares / units outstanding for the period. Potentially dilutive securities include potential shares of common stock related to our stock options and restricted stock units. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share/ unit excludes the impact of potential shares of common stock related to our stock options in periods in which the options exercise price is greater than the average market price of our common stock for the period.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM” or the “Continuing LLC Owner”). The Tax Receivable Agreement provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC units (“LLC Units”) in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the TRA. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurs. As of June 30, 2022, no redemptions or exchanges have been made by the members of DDH, LLC.

The Company applies ASC 740-10, Income Taxes (“ASC 740-10”), in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws regulations and interpretations thereof as well as other factors. See Note 12 – Tax Receivable Agreement and Income Taxes.

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

Liquidity and capital resources

As of June 30, 2022, the Company had cash and cash equivalents of $4,915,815 and availability under its Revolving Credit Facility (see Note 5 — Long-Term Debt) of $1,892,183. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under our Revolving Credit Facility, the Company believes that it will have sufficient cash resources to finance our operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended June 31, 2022 and 2021, amortization expense of $488,455 and $488,455, respectively, and for the six months ended June 30, 2022 and 2021, amortization expense of $976,909 and $976,909, respectively, was recognized, and as of June 30, 2022 and December 31, 2021, intangible assets net of accumulated amortization was $14,614,669 and $15,591,578, respectively.

As of June 30, 2022, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(2,279,956)	(612,710)	(526,515)	(3,419,181)
Intangibles, net	$10,748,364	$2,888,490	$977,815	$14,614,669
Estimated life (years)	10	10	5
Weighted-average remaining life (years)	8.3	8.3	3.3

Total
2022	976,909
2023	1,953,818
2024	1,953,818
2025	1,878,602
2026	1,652,952
Thereafter	6,198,570
Total	$14,614,669

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation and benefits	$2,016,351	$406,510
Accrued litigation fees	501,078	501,078
Accrued expenses	4,074,097	123,188
Accrued interest	17,242	14,201
Total accrued liabilities	$6,608,768	$1,044,907

As of June 30, 2022, accrued expenses includes $3,962,162 related to the partial redemption of common units issued in connection with the acquisition of Orange142 (See Note 9 — Stockholders’ / Members’ Equity (Deficit) and Stock-Based Compensation Plans).  On July 28, 2022, the Company paid the $3,962,162 plus $36,473 of accrued interest in connection with the Second Amendment to the Redemption Agreement (the “Redemption Agreement Amendment”). (See Note 14 – Subsequent Events).

On July 10, 2019, Huddled Masses was named as a defendant in a lawsuit related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments of $21,500 over 24 months beginning September 1, 2022. (See Note 14 – Subsequent Events).

Note 5 — Long-Term Debt

Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provides for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000. The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and at June 30, 2022 and December 31, 2021, the rate was 8.3% and 7.0%, respectively, with a 0.50% unused line fee. We expect that interest rates applicable to the Revolving Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the Revolving Credit Facility is September 30, 2022. All accrued but unpaid interest under the Revolving Credit Facility is payable in monthly installments on each interest payment date until the maturity date when the outstanding principal balance, together with all accrued but unpaid interest will be due.

In connection with the amendment, the Company incurred additional deferred financing fees of $4,613 during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Revolving Credit Facility of $400,000 and $400,000, respectively, and deferred financing cost of $33,434 and $96,152, respectively, which are classified as an asset on the consolidated balance sheets. On July 26, 2022, the Company paid the outstanding balance of $400,000 plus accrued interest and terminated the Revolving Credit Facility. (See Note 14 - Subsequent Events).

The Revolving Credit Facility is secured by the trade accounts receivable of DDH LLC and guaranteed by the Company. The Revolving Credit Facility includes financial covenants, and as of June 30, 2022 and December 31, 2021, the Company was in compliance with all of its financial covenants.

The components of interest expense and related fees for the lines of credit are as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense – East West Bank	$10,213	$9,216	$19,818	$18,403
Amortization of deferred financing costs	33,434	12,944	67,331	25,888
Total interest expense and amortization of deferred financing costs	$43,647	$22,160	$87,149	$44,291

Accrued and unpaid interest as of June 30, 2022 and December 31, 2021 for the Revolving Credit Facility was $5,814 and $5,553, respectively, related to the unused line fee.

2020 Term Loan Facility and 2021 Credit Facility

In conjunction with the acquisition of Orange142 on September 30, 2020, the Company entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak Credit Partners, LP (“Silverpeak”) in the amount of $12,825,000, maturing on September 15, 2023. Interest in year one was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and the Company was required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest was to be due on the maturity date.

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

The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) and used the proceeds to repay and terminate the 2020 Term Loan Facility.

Lafayette Square

On December 3, 2021, DDH LLC entered into the 2021 Credit Facility with Lafayette Square as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32,000,000, consisting of a $22,000,000 closing date term loan and an up to $10,000,000 delayed draw term loan (“Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement (the “Term Loan Amendment”) and received proceeds of $4,260,000 borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption (See Note 4 – Accrued Liabilities) as well as costs associated with the transaction. The Company also amended certain covenants and quarterly payment requirements under the 2021 Credit Facility. (See Note 14 - Subsequent Events).

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the lenders under the Revolving Credit Facility have a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the lenders under the 2021 Credit Facility have a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility. As of June 30, 2022, the Company owed a balance on the 2021 Credit Facility of $21,725,000. Financing costs incurred in the transaction were initially $2,127,185 in 2021 and additional fees of $180,480 were incurred for the six months ended June 30, 2022. Unamortized deferred financing costs as of June 30, 2022 and December 31, 2021 were $2,038,438 and $2,091,732, respectively. Accrued and unpaid interest was $0 as of June 30, 2022 and December 31, 2021.

The components of interest expense and related fees for the 2020 Term Loan Facility and 2021 Credit Facility are as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense – SilverPeak	$—	$517,453	$—	$1,025,956
Interest expense - Lafayette Square	489,330	—	976,830	—
Amortization of deferred financing costs -SilverPeak	—	71,685	—	143,370
Amortization of deferred financing costs – Lafayette Square	115,383	—	233,774	—
Total interest expense and amortization of deferred financing costs	$604,713	$589,138	$1,210,604	$1,169,326

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

Accrued and unpaid interest expense as of June 30, 2022 and December 31, 2021 was $11,428 and $8,647, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

DDH LLC received the PPP-1 Loan proceeds of $287,100 on May 8, 2020. On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan was forgiven. In March 2021, DDH LLC applied for and received another PPP loan (the “PPP-2 Loan”) for a principal amount of $287,143 and there are no collateral or guarantee requirements. On April 11, 2022, the balance on the PPP-2 Loan was forgiven.

As of June 30, 2022, future minimum payments related to long-term debt is as follows for the years ended December 31:

2022	$675,000
2023	550,000
2024	1,100,000
2025	1,100,473
2026	1,100,473
Thereafter	17,749,054
Total	22,275,000
Less current portion	(550,000)
Less deferred financing costs	(2,038,438)
Long-term debt, net	$19,686,562

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

In connection with the acquisition of Orange142, DDH LLC issued mandatorily redeemable preferred units that are only redeemable for a fixed amount of cash at a date specific to each class. Due to the mandatory redemption feature, ASC 480 requires that these preferred units be classified as a liability rather than as a component of equity, with preferred annual returns being accrued and recorded as interest expense.

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

In December 2021, DDH LLC redeemed the Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units. For the six months ended June 30, 2021, the Company recorded interest expense relating to the Class A Preferred Units of $173,562.

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

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $122,972, for the three months ended June 30, 2022 and 2021, respectively and $62,162 and $244,592 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 — Related Party Transactions

Related Party Transactions

Member Payable

As of December 31, 2021, the Company had a net payable to members that totaled $70,801 pertaining to loans made to the Company by its founding members Walker and Smith during the fiscal year ending December 31, 2020. This remaining balance owed was paid to the members as of June 30, 2022.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transaction, formed an Up-C structure, which is often used by partnership and limited liability companies and allows DDH, the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Walker and Smith, to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that treated as a partnership, or “passthrough” entity, for U.S. federal income tax purposes. The Continuing LLC owner will hold economic nonvoting LLC Units in DDH LLC and will also hold noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 9 – Stockholders’/Members’ Equity (Deficit and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of our Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If we ever generate sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, we expect cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 12 - Tax Receivable Agreement and Income Taxes).

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a

Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the three months ended June 30, 2022 and 2021, total fees paid to Walker, Smith and Woolford were $0, $0 and $0, and $121,154, $121,154, and $45,000, respectively. For the six months ended June 30, 2022 and 2021, total fees paid to Walker, Smith and Woolford were $56,250, $56,250 and $22,500 and $225,000, $225,000, and $90,000, respectively.

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. The matter is currently underway, and the Company has estimated a potential liability of approximately $501,078. Such liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (See Note 4 – Accrued Liabilities). On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with minimum monthly installment payments of $21,500 over the next 24 months (See Note 14 – Subsequent Events).

Office Lease

In June 2019, the Company entered into a sublease for its corporate office headquarters at 1233 West Loop South, Ste 1170 in Houston, TX. The lease term expires July 1, 2022, and has a base monthly rent of approximately $3,600 per month.

In March 2022, the Company entered into a new lease to move its corporate headquarters to 1177 West Loop South, Ste 1310 in Houston, TX effective July 1, 2022, and paid a security deposit of approximately $29,000. The lease is for 7,397 square feet of office space that expires February 28, 2030. The base monthly rent varies annually over the term of the lease. The Company also leases office furniture for its corporate headquarters under a lease agreement effective April 2019 and expiring July 2023. The monthly rent expense is approximately $6,700.

In March 2021, the Company extended its lease for office space at 716 Congress Ave, Ste 100 in Austin, Texas with an effective date of January 1, 2022. The lease expires December 31, 2023 and has a base rent of approximately $6,700 per month.

For the three months ended June 30, 2022 and 2021, the Company incurred rent expense of $52,183 and $63,272, respectively, for the combined leases. For the six months ended June 30, 2022 and 2021, the Company incurred rent expense of $103,561 and $113,443, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below for the year ended June 30, 2022:

2022
Operating lease - right-of-use asset	$885,458

Operating lease liabilities - current	$96,621
Operating lease liabilities - long-term	789,436
Total lease liability	$886,057

The weighted-average remaining lease term for the Company’s operating lease is seven years as of ended June 30, 2022, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2022	$82,388
2023	154,490
2024	110,215
2025	156,077
2026	159,754
Thereafter	530,324
Total lease payments	1,193,248
Less imputed interest	(307,191)
Total lease liability	$886,057

Note 9 — Stockholders’ / Members’ Equity (Deficit) and Stock-Based Compensation Plans

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

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. As of June 30, 2022, DDM held 11,378,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. At June 30, 2022, 2,800,000 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of June 30, 2022, 420,000 of these warrants are outstanding. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters did not exercise this option.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accounts payable and accrued liabilities are approximately $1,045,000 as of June 30, 2022, and the Company intends to pay these amounts throughout the remainder of 2022. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering, and $3,962,162 was recorded in accrued liabilities in the consolidated balance sheets as of June 30, 2022 (See Note 4 – Accrued Liabilities). On July 28, 2022, the Company paid the remainder of the purchase price. (See Note 14 - Subsequent Events).

The warrants had a fair value of $0 that was calculated using the Black-Scholes option -pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.94% based on the applicable U.S. Treasury bill rate, (2) expected life of 5 years, (3) expected volatility of approximately 66% based on the trading history of similar companies, and (4) zero expected dividends.

The following table summarizes warrant activity as of June 30, 2022:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	—
Granted	3,220,000	$5.50	4.63	$—
Exercised	—	$—	—	—
Canceled	—	$—	—	—
Outstanding at June 30, 2022	3,220,000	$5.50	4.63	$—
Exercisable at June 30, 2022	3,220,000

Stock-Based Compensation Plans

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. The 2022 Omnibus Plan reserved 1,500,000 shares of Class A common stock for issuance in equity awards. On June 10, 2022, our board of directors granted 264,850 stock options and 363,614 RSUs to employees and non-employee directors.

The Company recognized $15,407 of stock-based compensation in the consolidated statement of operations related to the June 10, 2022 awards granted.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of June 30, 2022:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	—
Granted	264,850	$1.62	9.95	$—
Exercised	—	$—	—	—
Forfeited	(400)	$1.62	—	—
Outstanding at June 30, 2022	264,450	$1.62	9.95	$—
Exercisable at June 30, 2022	—

As of June 30, 2022, all stock options remain unvested with related unamortized stock-based compensation expense totaling $252,938 and the weighted-average period over which such stock-based compensation expense will be recognized is 2.95 years.

Restricted Stock Units

Under the 2022 Omnibus Plan, the Company granted RSUs to all of its employees and non-employee directors. The RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- December 31, 2021
Granted	363,614	$1.62
Exercised	—	—
Forfeited	(400)	$1.62
Canceled	—	—
Unvested- June 30, 2022	363,214	$1.62

As of June 30, 2022, unrecognized stock-based compensation of $577,124 related to unvested RSUs will be recognized on a straight- line basis over a period of 2.95 years.

Note 10 — Income Per Share / Unit

The computation of basic and diluted income per share/ unit is as follows. The Company does not have any dilutive shares / units, and therefore the diluted weighted average number of shares / units outstanding are equal to the basic weighted average number of shares / units.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income per unit attributable to stockholders/members	$2,614,363	$1,659,360	$1,942,740	$850,067
Weighted average shares / units outstanding at the beginning of the period	14,178,000	34,182	16,997	34,182
Weighted average Class A and Class B shares issued during the period	79,827	—	10,693,217	—
Weighted average units redeemed during the period	—	—	(8,499)	—
Number of shares / units outstanding at the end of the period, basic and diluted	14,257,827	34,182	10,701,715	34,182
Net income per share / unit, basic and diluted	$0.18	$48.54	$0.18	$24.87

Note 11 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three and six months ended June 31, 2022 and 2021, the Company matching contributions were $52,501 and $40,677, respectively and $103,062 and $77,392, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three and six months ended June, 2022 and 2021, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of June 30, 2022 and December 31, 2021, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required.

Note 12 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

In connection with our initial public offering in February 2022, the Company entered into a TRA with DDH LLC and DDM (“TRA Holders”) which provides for payment by Direct Digital Holdings, Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Direct Digital Holdings, Inc. actually realizes or is deemed to realize in certain circumstances. Direct Digital Holdings, Inc. will retain the benefit of the remaining 15% of these net cash savings, and as a result, Direct Digital Holdings, Inc. recorded $485,100 as additional paid-in capital.

The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 if the Code for each taxable year in which a redemption or exchange of LLC interest occurs. As of June 30, 2022, no redemptions or exchanges have been made by the members of DDH, LLC.

As of June 30, 2022, Direct Digital Holdings, Inc. recognized a deferred tax asset from the outside basis difference in the partnership interest of $3,234,000, and reconized the total TRA liability of $2,748,900, with $183,260 reflected in current liabilities based on the expected timing of our payments. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or Direct Digital Holdings, Inc. We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. We account for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

The term of the TRA commenced upon completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we exercise our right to terminate the TRA. If we elect to terminate the TRA early (or it is terminated early due to changes in control), our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA.

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the TRA, the Company is subject to corporation income tax on 19.7% of the taxable income, and as a result, recorded a provision for federal income tax of $86,676 for the three months ended June 30, 2022. In the fiscal year ending December 31, 2021, the Company was treated as a partnership, and therefore no income tax expense was recognized.

Provision for income taxes consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current	$47,710	$—	$47,710	$—
Deferred	38,966	—	38,966	—
Total provision for income taxes	$86,676	$—	$86,676	$—

The components of deferred tax assets are as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Outside basis difference in partnership interests in DDH, LLC	$3,153,150	$—
Other	41,884
Total deferred income taxes	$3,195,034	$—

The effective tax rate for the three and six months ended June 30, 2022, was approximately 22%. Under the Up-C ownership structure, the Company calculates taxable income as 19.7% of consolidated net income, adjusted for temporary and permanent tax differences. The Company has recorded deferred tax assets for the outside basis difference in the partnership interest acquired in DDH, LLC and the accumulated amortization related to intangibles.

Note 13 — Segment Information

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

Revenue by business segment is as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Buy-side advertising	$9,321,267	$9,113,304	$15,152,308	$13,941,352
Sell-side advertising	11,940,041	2,068,587	17,479,337	2,934,273
Total revenues	$21,261,308	$11,181,891	$32,631,645	$16,875,625

Operating income (loss) by business segment reconciled to income before taxes is as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Buy-side advertising	$3,188,369	$3,088,981	$4,262,579	$3,608,644
Sell-side advertising	1,583,091	199,424	2,234,134	161,840
Corporate office expenses	(1,707,313)	(768,394)	(2,847,695)	(1,276,668)
Total operating income	3,064,147	2,520,011	3,649,018	2,493,816
Corporate other expense	(363,108)	(806,651)	(1,619,602)	(1,589,749)
Income before taxes	$2,701,039	$1,713,360	$2,029,416	$904,067

Total assets by business segment are as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Buy-side advertising	$25,843,110	$25,648,105
Sell-side advertising	13,867,367	8,277,575
Corporate office expenses	6,147,315	2,074,253
Total assets	$45,857,792	$35,999,933

Note 14 — Subsequent Events

On July 26, 2022, the Company repaid the $400,000 that was outstanding pursuant to the Revolving Credit Facility and terminated the Revolving Credit Facility as of such date.

On July 28, 2022, the Company entered into the Term Loan Amendment with DDH LLC, Colossus Media, Huddled Masses, Orange142, Universal Standards for Digital Management, LLC (“USDM, LLC”), Lafayette Square, and the Lenders party thereto, pursuant to which the Company was joined as a guarantor of the obligations under the 2021 Credit Facility.

Pursuant to the Term Loan Amendment, DDH LLC will indemnify the Company from and against any claims, losses, expenses and other liabilities incurred by the Company arising from the Company’s guarantor obligations under the 2021 Credit Facility and related term loan documents. Additionally, under the Term Loan Amendment, DDH LLC borrowed $4,260,000 as the Delayed Draw Loan. The Delayed Draw Loan is required to be repaid in quarterly installments payable on the last day of each fiscal quarter in an amount equal to (i) commencing with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending December 31, 2023, $26,250, and (ii) commencing March 31, 2024 and continuing on the last day of each fiscal quarter thereafter, $52,500, with a final installment due December 3, 2026 in an amount equal to the remaining entire principal balance thereof. After giving effect to the Delayed Draw Loan on the effective date of the Term Loan Amendment, no additional delayed draw loans will be available under the 2021 Credit Facility.

On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amends the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc., dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022. The Redemption Agreement Amendment, among other things, amends the remainder of the principal and interest for the Common Units Redemption Price (as defined in the Original Redemption Agreement) to be $3,998,635.

Pursuant to the terms of the Redemption Agreement Amendment, proceeds of the Delayed Draw Loan were used to repay the outstanding balance and related expenses of the Original Redemption Agreement, as well as other transaction costs.

On July 28, 2022, the Company entered into a litigation settlement agreement with a vendor and agreed to pay a total of $515,096 with monthly installment payments of $21,500 over 24 months beginning September 1, 2022. (See Note 4 – Accrued Liabilities and Note 8 – Commitments and Contingencies).

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

●	our dependence on the overall demand for advertising, which could be influenced by economic downturns;
●	any slow-down or unanticipated development in the market for programmatic advertising campaigns;
●	the effects of health epidemics, such as the ongoing global COVID-19 pandemic;
●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
●	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
●	any unavailability or non-performance of the non-proprietary technology, software, products and services that we use;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
●	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;
●	any inability to compete in our intensely competitive market;
●	any significant fluctuations caused by our high customer concentration;
●	our limited operating history, which could result in our past results not being indicative of future operating performance;
●	any violation of legal and regulatory requirements or any misconduct by our employees, subcontractors, agents or business partners;
●	any strain on our resources, diversion of our management’s attention or impact on our ability to attract and retain qualified board members as a result of being a public company;
●	as a holding company, we depend on distributions from Direct Digital Holdings, LLC (“DDH LLC”) to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends;

●	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement), which, to the extent not distributed as dividends on our Class A common stock, would benefit Direct Digital Management, LLC, the entity indirectly owned by our Chairman and Chief Executive Officer and President, as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and
●	other factors and assumptions discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Should one or more of these risks or uncertainties materialize or should any of these assumptions prove to be incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect emerge from time to time, and it is not possible for us to predict all of them. Further, we cannot assess the impact of each currently known or new factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. (“Holdings”) is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager, of DDH LLC, which operates the business formed in 2018 through the acquisition of Huddled Masses LLC (“Huddled Masses”) a buy-side marketing platform, and Colossus Media LLC (“Colossus Media”) a sell-side marketing platform.

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

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the year ended December 31, 2021 and the six months ended June 30, 2022. As our clients expand their usage of our technology platform, they often transition to our managed services delivery model, which in turn drives higher profitability for us, as well as increased client loyalty. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 54,000 advertisers per month in the six months ended June 30, 2021, which increased to an average of approximately 79,000 advertisers per month in the six months ended June 30, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Enhancing ad inventory quality

In January 2022, Colossus Media was ranked by MediaMath as 5th among the industry’s approximately 80 supply- side companies in terms of key quality measures such as transparency, fraud detection, and accountability. In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the six months ended June 30, 2022, less than 1% of inventory was determined to be invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids invalid traffic on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the six months ended June 30, 2022, we processed approximately 1.2 billion bid requests and had connections to 21 DSPs.

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

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the second half of 2022, we expect to transition our server platform to HPE Greenlake, which we expect will provide increased capacity, faster response time, and expansion capabilities to align with growth in our business.

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

Our revenue recognition policies are discussed in more detail under “—Critical Accounting Policies and Estimates.”

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

Operating Expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance, and administrative personnel (including salaries, commissions, bonuses, stock-based compensation, benefits, and taxes), general and administrative expenses for rent expense, professional fees, independent contractor costs, selling and marketing fees, and administrative and operating system subscription costs, insurance, as well as amortization expense related to our intangible assets.

Other Income (Expense)

Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.

Forgiveness of Paycheck Protection Program Loan. From time to time, we obtain loans pursuant to the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”). Forgiveness of PPP loans is recognized as a gain in the period it is granted. We received the PPP-1 Loan proceeds of $287,100 on May 8, 2020. On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan was forgiven. In March 2021, DDH LLC received the PPP-2 Loan proceeds of $287,143. On April 11, 2022, the balance on the PPP-2 Loan was forgiven.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenues
Buy-side advertising	$9,321,267	$9,113,304	$207,963	2%	$15,152,308	$13,941,352	$1,210,956	9%
Sell-side advertising	11,940,041	2,068,587	9,871,454	477%	17,479,337	2,934,273	14,545,064	496%
Total Revenues	21,261,308	11,181,891	10,079,417	90%	32,631,645	16,875,625	15,756,020	93%

Cost of revenues
Buy-side advertising	3,154,471	3,351,655	(197,184)	(6)%	5,223,817	5,306,295	(82,478)	(2)%
Sell-side advertising	9,771,017	1,655,713	8,115,304	490%	14,291,209	2,397,406	11,893,803	496%
Total cost of revenues	12,925,488	5,007,368	7,918,120	158%	19,515,026	7,703,701	11,811,325	153%

Gross profit	8,335,820	6,174,523	2,161,297	35%	13,116,619	9,171,924	3,944,695	43%

Operating expenses	5,271,673	3,654,512	1,617,161	44%	9,467,601	6,678,108	2,789,493	42%
Income from operations	3,064,147	2,520,011	544,136	22%	3,649,018	2,493,816	1,155,202	46%
Other expense	(363,108)	(806,651)	443,543	(55)%	(1,619,602)	(1,589,749)	(29,853)	2%
Income before taxes	2,701,039	1,713,360	987,679	58%	2,029,416	904,067	1,125,349	124%
Tax expense	86,676	54,000	32,676	61%	86,676	54,000	32,676	61%
Net income	$2,614,363	$1,659,360	$955,003	58%	$1,942,740	$850,067	$1,092,673	129%
Adjusted EBITDA (1)	$3,568,009	$3,008,993	$559,016	18%	$4,689,316	$3,489,911	$1,199,405	34%
(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $11.2 million for the three months ended June 30, 2021 to $21.3 million for the three months ended June 30, 2022, an increase of $10.1 million or 90%. Buy-side advertising revenue increased $0.2 million, or 2%, due to new middle market client spending. Sell-side advertising revenue increased $9.9 million, or 477% over the 2021 three-month results due to continued revenue growth momentum from enhanced publisher partner engagement and monetization strategies, increase in impression inventory, as well as the extension of our reach into the underserved and underrepresented publisher communities.

Our revenues increased from $16.9 million in for the six months ended June 30, 2021 to $32.6 million for the six months ended June 30, 2022, an increase of $15.7 million or 93%. Buy-side advertising revenue increased $1.2 million, or 9%, primarily driven by new middle market client spending. Sell-side advertising revenue increased $14.5 million, or 496% over the 2021 six-month results due to continued revenue growth momentum from enhanced publisher partner engagement and monetization strategies, increase in impression inventory, as well as the extension of our reach into the underserved and underrepresented publisher communities.

Cost of Revenues

Along with the increase in revenues across both segments, we correspondingly experienced an increase in cost of revenues from $5.0 million for the three months ended June 30, 2021 to $12.9 million for the three months ended June 30, 2022, an increase of $7.9 million or 158%. Buy-side advertising cost of revenues decreased $0.2 million to $3.2 million or 34% of revenue for the three months ended June 30, 2022 due to lower media costs, compared to $3.4 million or 37% of revenue for the three months ended June 30, 2021. Sell-side advertising cost of revenues increased $8.1 million, to $9.8 million, or 82% of revenue for the three months ended June 30, 2022, compared to $1.7 million, or 80% of revenue, for the same period in 2021.

Cost of revenues increased from $7.7 million for the six months ended June 30, 2021 to $19.5 million for the six months ended June 30, 2022, an increase of $11.8 million or 153%. Buy-side advertising cost of revenues decreased $0.1 million to $5.2 million or 34% of revenue for the six months ended June 30, 2022, compared to $5.3 million or 38% of revenue for the six months ended June 30, 2021. The decrease in the buy-side of cost of revenues is mostly due to a decrease in the cost of digital media in the six months ended June 30, 2022. Sell-side advertising cost of revenues increased $11.9 million, to $14.3 million, or 82% of revenue for the six months ended June 30, 2022, compared to $2.4 million, or 82% of revenue, for the same period in 2021.

Gross Profit

Gross profit also increased in the three months ended June 30, 2022 to $8.3 million, or 39% of revenue, compared to $6.2 million, or 55% of revenue, for the three months ended June 30, 2021, an increase of $2.2 million or 35%. Gross profit also increased in the six months ended June 30, 2022 to $13.1 million, or 40% of revenue, compared to $9.2 million, or 54% of revenue, for the six months ended June 30, 2021, an increase of $3.9 million or 43%. The change in margin for the three and six months ended June 30, 2022 is attributable to the mix in revenue between our business segments.

Buy-side advertising gross profit increased $0.4 million and $1.3 million for three and six months ended June 30, 2022, respectively, as compared to prior the same periods in the prior year. This increase is primarily due to a lower cost of media advertising, as well as higher revenue. Sell-side advertising gross profit increased $1.8 million and $2.7 million for the three and six months ended June 30, 2022, respectively, as compared to prior year. This increase primarily is a result of the increase in revenue since the gross margins are relatively flat period over period.

Operating Expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Compensation, tax and benefits	$3,494,692	$2,123,783	$1,370,909	65%	$6,049,728	$3,896,864	$2,152,864	55%
General and administrative	1,776,981	1,530,729	246,252	16%	3,417,873	2,781,244	636,629	23%
Total operating expenses	$5,271,673	$3,654,512	$1,617,161	44%	$9,467,601	$6,678,108	$2,789,493	42%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $2.1 million for the three months ended June 30, 2021 to $3.5 million in for the three months ended June 30, 2022, an increase of $1.4 million, or 65%. The increase is due to headcount additions primarily in our operations area to support our growth, as well as higher commission expense associated with higher revenues, and the transition of consulting expenses being converted to full-time employees.

Compensation, taxes and benefits increased from $3.9 million for the six months ended June 30, 2021 to $6.0 million in for the six months ended June 30, 2022, an increase of $2.1 million, or 55%. The increase was primarily due to hiring of additional personnel to support our growth, higher commissions associated with higher revenues, as well as the transition of consulting expenses being converted to full-time employees.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses also increased from $1.5 million for the three months ended June 30, 2021 to $1.8 million for the three months ended June 30, 2022. G&A expenses as a percentage of revenue was 8% for the three months ended June 30, 2022, compared to 14% for the three months ended June 30, 2021.

G&A expenses increased from $2.8 million for the six months ended June 30, 2021 to $3.4 million for the six months ended June 30, 2022. G&A expenses as a percentage of revenue was 10% for the six months ended June 30, 2022, compared to 16% for the six months ended June 30, 2021.

The increase in G&A costs was primarily due to costs associated with our transition to and operation as a public company. During the three and six months ended June 30, 2022, we invested in systems, increased insurance, incurred additional software fees, and professional fees. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, our board of directors granted stock options and restricted stock units (“RSUs”) to our employees and non-employee director. The stock options and RSUs granted did not have a material impact to G&A expense for the three and six months ended, June 30, 2022.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Forgiveness of Paycheck Protection Program loan	$287,143	$—	$287,143	nm	$287,143	$10,000	$277,143	nm
Other income	—	527	(527)	(100)%	47,982	19,186	28,796	150%
Loss on redemption of non-participating preferred units	—	—	—	nm	(590,689)	—	(590,689)	nm
Gain from revaluation and settlement of seller notes and earnout liability	—	21,232	(21,232)	(100)%	—	21,232	(21,232)	(100)%
Interest expense	(650,251)	(828,410)	178,159	(22)%	(1,364,038)	(1,640,167)	276,129	(17)%
Total other expense	$(363,108)	$(806,651)	$443,543	(55)%	$(1,619,602)	$(1,589,749)	$(29,853)	2%

Other expense for the three months ended June 30, 2022 primarily consists of $0.7 million of interest expense, partially offset by forgiveness of the PPP loan. Other expense for the three months ended June 30, 2021 is comprised of approximately $0.8 million of interest expense partially offset by other income.

Other expense for the six months ended June 30, 2022 primarily consists of $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units and $1.4 million of interest expense, partially offset by other income. Other expense for the six months ended June 30, 2021 is comprised of approximately $1.6 million of interest expense partially offset by other income and the forgiveness of the PPP loan.

Interest expense

Interest expense decreased for the three months ended June 30, 2022 to $0.7 million compared to $0.8 million for the three months ended June 30, 2021. Interest expense decreased for the six months ended June 30, 2022 to $1.4 million compared to $1.6 million for the six months ended June 30, 2021. The decrease in interest expense was the result of the refinancing of our debt to a lower interest rate, as well as the redemption of DDH LLC’s Class A Preferred Units in December 2021 and DDH LLC’s Class B Preferred Units in February 2022.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$4,915,815	$4,684,431
Working capital	$2,462,245	$4,057,243
Availability under Revolving Credit Facility	$1,892,183	$1,798,145

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, proceeds from our public offering in 2022, and availability under the revolving credit facility provided under our credit agreement, as amended, entered into on September 30, 2020, with East West Bank in the amount of $2,500,000 (the “Revolving Credit Facility”). As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $4.9 million and $4.7 million, respectively, and $1.9 million and $1.8 million available under our Revolving Credit Facility, respectively. Based on our expectations of continued growth in revenue and cash generated from operations in the coming year, the available cash held by us and availability under our Revolving Credit Facility, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Quarterly Report on Form 10-Q. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

In conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak Credit Partners, LP in the amount of $12.825 million, maturing on September 15, 2023. Interest in year one was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and we were required to repay the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest was to be due on the maturity date. The obligations under the 2020 Term Loan Facility were secured by first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries. The 2020 Term Loan Facility contained a number of financial covenants and customary affirmative covenants. In addition, the 2020 Term Loan Facility included a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, and restricted payments. Each of Mark Walker (“Walker”), Chairman of the Board and Chief Executive Officer, and Keith Smith (“Smith”), President, provided limited guarantees of the obligations under the 2020 Term Loan Facility. The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) and used the proceeds to repay and terminate the 2020 Term Loan Facility.

Also in conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into the Revolving Credit Facility that provides for a revolving credit facility with East West Bank in the amount of $4.5 million with an initial availability of $1.0 million. On December 17, 2021, we amended the Revolving Credit Facility, which increased the availability to $5.0 million with an initial availability of $2.5 million. The loans under the Revolving Credit Facility bear interest at the LIBOR rate plus 3.5% per annum, and at June 30, 2022 and December 31, 2021, the rate was 7.6% and 7.0%, respectively, with a 0.50% unused line fee. We expect that interest rates applicable to the Revolving Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the Revolving Credit Facility is September 30, 2022. The Revolving Credit Facility is secured by the trade accounts receivable of DDH LLC and guaranteed by Holdings. The Revolving Credit Facility includes financial covenants, including that the Company have (i) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2020, (ii) a maximum total net leverage ratio of 2.50 to 1.00 for the fiscal quarters ending December 31, 2021 and June 30, 2022, and 2.25 to 1.00 for the fiscal quarters ending thereafter and (iii) a minimum liquidity amount of at least $1.3 million for the period of December 31, 2021 to June 29, 2022 and $1.4 million thereafter. As of each of June 30, 2022 and December 31, 2021, the Revolving Credit Facility had borrowings outstanding in the amount of $0.4 million, and $1.9 million of unused capacity. The Revolving Credit Facility and the 2021 Credit Facility contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events. From time to time, we are required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. DDH LLC was in compliance with all of its financial covenants under the Revolving Credit Facility and the 2020 Term Loan Facility as of June 30, 2022 and December 31, 2021.

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

On July 26, 2022, the Company repaid the $400,000 that was outstanding pursuant to the Revolving Credit Facility and terminated the Revolving Credit Facility as of such date.

On July 28, 2022, the Company entered into the Term Loan Amendment with DDH LLC, Colossus Media, Huddled Masses, Orange142, USDM, LLC, Lafayette Square, and the Lenders party thereto, pursuant to which the Company was joined as a guarantor of the obligations under the 2021 Credit Facility.

Pursuant to the Term Loan Amendment, DDH LLC will indemnify the Company from and against any claims, losses, expenses and other liabilities incurred by the Company arising from the Company’s guarantor obligations under the 2021 Credit Facility and related term loan documents. Additionally, under the Term Loan Amendment, DDH LLC borrowed $4,260,000 under the Delayed Draw Loan. The Delayed Draw Loan is required to be repaid in quarterly installments payable on the last day of each fiscal quarter in an amount equal to (i) commencing with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending December 31, 2023, $26,250, and (ii) commencing March 31, 2024 and continuing on the last day of each fiscal quarter thereafter, $52,500, with a final installment due December 3, 2026 in an amount equal to the remaining entire principal balance thereof. After giving effect to the Delayed Draw Loan on the effective date of the Term Loan Amendment, no additional delayed draw loans will be available under the 2021 Credit Facility.

On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amends the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc., dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022. The Redemption Agreement Amendment, among other things, amends the remainder of the principal and interest for the Common Units Redemption Price (as defined in the Original Redemption Agreement) to be $3,998,635.

Pursuant to the terms of the Redemption Agreement Amendment, proceeds of the Delayed Draw Loan were used to repay the outstanding balance and related expenses of the Original Redemption Agreement, as well as other transaction costs.

Consolidated Statement of Cash Flow Data:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$73,514	$2,647,318
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	157,870	(752,718)
Net increase in cash and cash equivalents	$231,384	$1,894,600

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

For the Six Months Ended June 30, 2022 and 2021

Cash flows from operating activities decreased from $2.6 million provided by operating activities for the six months ended June 30, 2021 to $0.1 million provided by operating activities for the six months ended June 30, 2022. The period-over-period decrease of $(2.5) million was primarily due to $(6.8) million increase in accounts receivable related to the increase in revenue billings and the timing of collection payments and $(1.0) million in the timing of the cash receipts and revenue recognition for our deferred revenue activity, partially offset by $1.1 million increase in net income, as well as $3.5 million increase related to changes in accounts payable and accrued liabilities and the $0.6 million effect of the non-cash loss on the early redemption of the Class B non-participating preferred units.

Cash Flows Provided by Financing Activities

For the Six Months Ended June 30, 2022 and 2021

Our financing activities consist primarily of proceeds and payments under our notes payable and line of credit, proceeds from government loans, distributions to DDH LLC members, and during 2022, net proceeds from our IPO as well as the redemption payments for DDH LLC’s common units and Class B Units held by USDM Holdings, Inc. Net cash provided by financing activities has been and will be used to finance our operations, including our investment in people and infrastructure, to support our growth.

During the six months ended June 30, 2022, net cash provided by financing activities increased by $0.9 million, from $(0.8) million used in financing activities for the six months ended June 30, 2021 to $0.2 million provided by financing activities for the six months ended June 30, 2022. During the six months ended June 30, 2022, we received net proceeds of $11.2 million related to our issuance of Class A common units and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $10.3 million. Also, during the six months ended June 30, 2022, we paid our quarterly debt obligation on the 2021 Credit Facility of $0.3 million, paid additional deferred financing costs related to 2021 Credit Facility and the Revolving Credit Facility amended in late 2021 of $0.2 million, and members of DDH LLC received tax distributions of $0.3 million.

During the six months ended June 30, 2021, we paid our scheduled debt obligation on the 2020 Term Loan Facility for $(0.1) million, received $0.3 million from the Paycheck Protection Program loan, and paid $(0.3) million on seller notes and earnouts as well as $(0.7) million to the members for tax distributions.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities, the Revolving Credit Facility and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $82,388 in 2022, $154,490 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026 and $530,324 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $675,000 in 2022,

$550,000 in 2023, $1.1 million in 2024, $1.1 million in 2025, $1.1 million in 2026 and $17.7 million thereafter, assuming we do not refinance our indebtedness. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for acquisition transaction costs, forgiveness of PPP loans, gain from revaluation and settlement of seller notes and earnout liability, loss on early extinguishment of debt, and loss on early redemption of non-participating preferred units (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$2,614,363	$1,659,360	$1,942,740	$850,067
Add back (deduct):
Amortization of intangible assets	488,455	488,455	976,909	976,909
Interest expense	650,251	828,410	1,364,038	1,640,167
Tax expense	86,676	54,000	86,676	54,000
Stock-based compensation	15,407	—	15,407	—
Forgiveness of PPP loan	(287,143)	—	(287,143)	(10,000)
Gain on seller earnout revaluation	—	(21,232)	—	(21,232)
Loss on early redemption of non-participating preferred units	—	—	590,689	—
Adjusted EBITDA	$3,568,009	$3,008,993	$4,689,316	$3,489,911

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. Management is currently evaluating the impact of this update but does not expect it to have a material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. This update is not expected to have a material impact on the Company’s financial statements.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Part I, Item 3.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of June 30, 2022, were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1+	Form of Direct Digital Holdings, Inc. Employee Restricted Stock Unit Award Agreement	8-K	001-41261	June 13, 2022	10.1
10.2+	Form of Direct Digital Holdings, Inc. Employee Nonqualified Stock Option Award Agreement	8-K	001-41261	June 13, 2022	10.2
10.3+	Form of Direct Digital Holdings, Inc. Director Restricted Stock Unit Award Agreement	8-K	001-41261	June 13, 2022	10.3
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*

This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)