Form 10-Q
period 2022-09-30
Direct Digital Holdings, Inc.
filed 2022-11-14
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 11, 2022, there were 3,260,364 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,278,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,010,796	$4,684,431
Accounts receivable, net	21,388,531	7,871,181
Prepaid expenses and other current assets	696,486	1,225,447
Total current assets	29,095,813	13,781,059

Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 3)	14,126,214	15,591,578
Deferred tax asset, net (Note 12)	3,160,054	—
Deferred financing costs, net	—	96,152
Operating lease right-of-use assets	840,505	—
Other long-term assets	58,279	11,508
Total assets	$53,800,501	$35,999,933

LIABILITIES AND STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$16,718,342	$6,710,015
Accrued liabilities	3,599,944	1,044,907
Current portion of liability related to tax receivable agreement	183,260	—
Notes payable, current portion	655,000	550,000
Deferred revenues	1,146,186	1,348,093
Operating lease liabilities, current portion	92,473	—
Income taxes payable	94,440	—
Related party payables (Note 7)	—	70,801
Total current liabilities	22,489,645	9,723,816

Notes payable, net of short-term portion and deferred financing cost of $2,250,171 and $2,091,732, respectively	22,942,329	19,358,268
Mandatorily redeemable non-participating preferred units	—	6,455,562
Line of credit	—	400,000
Paycheck Protection Program loan	—	287,143
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	2,451,103	—
Operating lease liabilities, net of current portion	767,610	—
Total liabilities	48,800,687	36,374,789

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
Units, 1,000,000 units authorized at December 31, 2021; 34,182 units issued and outstanding as of December 31, 2021	—	4,294,241
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,260,364 shares issued and outstanding as of September 30, 2022	3,260	—
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of September 30, 2022	11,278	—
Additional paid-in capital	7,817,283	—
Accumulated deficit	(2,832,007)	(4,669,097)
Total stockholders’ / members' equity (deficit)	4,999,814	(374,856)
Total liabilities and stockholders’ / members' equity (deficit)	$53,800,501	$35,999,933

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Buy-side advertising	$7,130,736	$6,033,883	$22,283,044	$19,975,235
Sell-side advertising	18,854,639	2,326,862	36,333,976	5,261,135
Total revenues	25,985,375	8,360,745	58,617,020	25,236,370

Cost of revenues
Buy-side advertising	2,471,170	2,174,432	7,694,987	7,480,727
Sell-side advertising	16,053,461	1,951,350	30,344,670	4,348,756
Total cost of revenues	18,524,631	4,125,782	38,039,657	11,829,483
Gross profit	7,460,744	4,234,963	20,577,363	13,406,887

Operating expenses
Compensation, taxes and benefits	3,845,918	2,235,066	9,895,646	6,131,930
General and administrative	1,770,002	1,432,985	5,187,875	4,214,229
Total operating expenses	5,615,920	3,668,051	15,083,521	10,346,159
Income from operations	1,844,824	566,912	5,493,842	3,060,728

Other income (expense)
Other income	—	—	47,982	19,186
Forgiveness of Paycheck Protection Program loan	—	—	287,143	10,000
Gain from revaluation and settlement of seller notes and earnout liability	—	—	—	21,232
Loss on redemption of non-participating preferred units	—	—	(590,689)	—
Interest expense	(905,605)	(792,400)	(2,269,643)	(2,432,567)
Total other expense	(905,605)	(792,400)	(2,525,207)	(2,382,149)

Income before taxes	939,219	(225,488)	2,968,635	678,579
Tax expense	128,436	878	215,112	54,878
Net income (loss)	$810,783	$(226,366)	$2,753,523	$623,701

Net income (loss) per common share / unit:
Basic and Diluted	$0.06	$(6.62)	$0.23	$18.25

Weighted-average number of shares of common stock / units outstanding:
Basic and Diluted	14,545,241	34,182	11,996,969	34,182

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

Nine Months Ended September 30, 2022

									Members' /
			Common Stock					Accumulated	Stockholders’
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	2,800	—	—	10,164,243	—	10,167,043
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Conversion of Class B shares to Class A common stock	—	—	100,000	100	(100,000)	(100)	—	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Stock-based compensation	—	—	—	—	—	—	85,437	—	85,437
Issuance of restricted stock	—	—	374,914	375	—	—	(375)	—	—
Restricted stock forfeitures	—	—	(14,550)	(15)	—	—	15	—	—
Distributions to members	—	—	—	—	—	—	—	(916,433)	(916,433)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	—	—	2,753,523	2,753,523
Balance, September 30, 2022	—	$—	3,260,364	$3,260	11,278,000	$11,278	$7,817,283	$(2,832,007)	$4,999,814

Three Months Ended September 30, 2022

			Common Stock						Members' /
								Accumulated	Stockholders’
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, June 30, 2022	—	$—	3,163,214	$3,163	11,378,000	$11,378	$7,747,250	$(3,036,348)	$4,725,443
Conversion of Class B shares to Class A common stock	—	—	100,000	100	(100,000)	(100)	—	—	—
Stock-based compensation	—	—	—	—	—	—	70,030	—	70,030
Issuance of restricted stock	—	—	11,700	12	—	—	(12)	—	—
Restricted stock forfeitures	—	—	(14,550)	(15)	—	—	15	—	—
Distributions to members	—	—	—	—	—	—	—	(606,442)	(606,442)
Net income	—	—	—	—	—	—	—	810,783	810,783
Balance, September 30, 2022	—	$—	3,260,364	$3,260	11,278,000	$11,278	$7,817,283	$(2,832,007)	$4,999,814

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

Nine Months Ended September 30, 2021

			Common Stock					Accumulated	Members' /
	Common Units		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, December 31, 2020	34,182	$4,294,241	—	$—	—	$—	$—	$(1,925,951)	$2,368,290
Distributions to members	—	—	—	—	—	—	—	(924,695)	(924,695)
Net income	—	—	—	—	—	—	—	623,701	623,701
Balance, September 30, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(2,226,945)	$2,067,296

Three Months Ended September 30, 2021

									Members' /
			Common Units					Accumulated	Stockholders'
	Common Stock		Class A		Class B			equity	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	(deficit)	(deficit)
Balance, June 30, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(1,728,453)	$2,565,788
Distributions to members	—	—	—	—	—	—	—	(272,126)	(272,126)
Net loss	—	—	—	—	—	—	—	(226,366)	(226,366)
Balance, September 30, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(2,226,945)	$2,067,296

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows Provided By Operating Activities:
Net income	$2,753,523	$623,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	463,008	253,887
Amortization of intangible assets	1,465,364	1,465,364
Amortization of right-of-use assets	94,974	—
Stock-based compensation	85,437	—
Forgiveness of Paycheck Protection Program loan	(287,143)	(10,000)
Paid-in-kind interest	—	269,260
Deferred income taxes	(40,591)	—
Gain from revaluation and settlement of earnout liability	—	(21,232)
Loss on redemption of non-participating preferred units	590,689	—
Bad debt expense	2,717	67,541
Changes in operating assets and liabilities:
Accounts receivable	(13,520,067)	708,025
Prepaid expenses and other assets	482,190	(491,560)
Accounts payable	10,008,327	(153,045)
Accrued liabilities	1,555,037	118,043
Income taxes payable	94,440	—
Deferred revenues	(201,907)	375,621
Operating lease liability	(75,396)	—
Related party payable	(70,801)	(964)
Net cash provided by operating activities	3,399,801	3,204,641

Cash Flows Used In Financing Activities:
Proceeds from note payable	4,260,000	—
Payments on term loan	(412,500)	(1,206,750)
Payments on lines of credit	(400,000)	—
Payment of deferred financing costs	(525,295)	—
Proceeds from Paycheck Protection Program loan	—	287,143
Proceeds from Issuance of Class A common stock, net of transaction costs	11,167,043	—
Redemption of common units	(7,200,000)	—
Redemption of non-participating preferred units	(7,046,251)	—
Payments on seller notes and earnouts payable	—	(369,185)
Distributions to members	(916,433)	(924,695)
Net cash used in financing activities	(1,073,436)	(2,213,487)

Net increase in cash and cash equivalents	2,326,365	991,154
Cash and cash equivalents, beginning of the period	4,684,431	1,611,998
Cash and cash equivalents, end of the period	$7,010,796	$2,603,152

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$133,401	$14,878
Cash paid for interest	$1,744,365	$3,111,628

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accrued liabilities	$1,000,000	$—
Outside basis difference in partnership	$3,234,000	$—
Tax receivable agreement payable to Direct Digital Management, LLC	$278,900	$—
Tax benefit on tax receivable agreement	$485,100	$—

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc. and its subsidiaries, incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled MassesTM” or “Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 7 – Related Party Transactions). In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 29, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results for the periods presented.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of September 30, 2022, $5,487,110 of the Company’s cash and cash equivalents exceeded the federally insured limits. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $3,489 and $40,856, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. For the three months ended September 30, 2022, we recovered $22,082 on receivables previously written off.  Bad debt expense was $35,724 for the three months ended September 30, 2021.  Bad debt expense was $2,717 and $67,541 for the nine months ended September 30, 2022 and 2021, respectively.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	September 30,	December 31,
	2022	2021
Customer A	85.0%	62.9%
Customer B	0.2%	5.2%

Property and equipment, net

Property and equipment are recognized in the consolidated balance sheets at cost less accumulated depreciation and amortization. The Company capitalizes purchases and depreciates its property and equipment using the straight-line method of depreciation over the estimated useful lives of the respective assets, generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. As of September 30, 2022 and December 31, 2021, the Company has fully depreciated all property and equipment.

The cost of repairs and maintenance are expensed as incurred. Major renewals or improvements that extend the useful lives of the assets are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gain or loss is recognized in the consolidated statements of operations.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed, which is referred to as “Step 1”. Depending upon the results of the Step 1 measurement, the recorded goodwill may be written down, and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event.

As of September 30, 2022, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of September 30, 2022 and December 31, 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the nine months ended September 30, 2022.  On July 26, 2022, the Company repaid the line of credit and terminated the Revolving Credit Facility as of such date and the remaining deferred financing costs of $33,434 were amortized to interest expense during the three months ended September 30, 2022. Unamortized deferred financing costs related to the line of credit was $0 and $96,152 as of September 30, 2022 and December 31, 2021, respectively, and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $520,682 during the nine months ended September 30, 2022. Unamortized deferred financing costs was $2,250,171 and $2,091,732 as of September 30, 2022 and December 31, 2021, respectively, and netted against the outstanding debt on the consolidated balance sheets.

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

Revenue recognition

The Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers, (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption and this has had no impact on the financial position or results of operations using the modified retrospective method. The Company recognizes revenue using the following five steps:

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayments, of $1,146,186 and $1,348,093 as of September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth our concentration of revenue sources as a percentage of total revenues on a consolidated basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer A	69.8%	23.2%	60.2%	16.7%
Customer I	3.9%	12.2%	7.7%	4.1%
Customer E	4.0%	11.1%	6.4%	15.4%
Customer H	3.3%	7.5%	2.5%	4.3%
Customer F	—%	—%	—%	12.7%

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended September 30, 2022 and 2021 was $295,794 and $37,065, respectively and $618,461 and $145,609 for the nine months ended September 30, 2022 and 2021, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

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

Income Per Share / Unit

Basic income per share / unit is calculated by dividing net income available to common stockholders by the weighted average number of shares / units outstanding for the period. Potentially dilutive securities include potential shares of common stock related to our stock options and RSUs. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share/ unit excludes the impact of potential shares of common stock related to our stock options in periods in which the options exercise price is greater than the average market price of our common stock for the period.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM” or the “Continuing LLC Owner”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC units (“LLC Units”) in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the TRA. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurs. During the three months ended September 30, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

The Company applies ASC 740-10, Income Taxes (“ASC 740-10”), in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws regulations and interpretations thereof as well as other factors. See Note 12 – Tax Receivable Agreement and Income Taxes.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and capital resources

As of September 30, 2022, the Company had cash and cash equivalents of $7,010,796.  Based on projections of growth in revenue and operating results in the coming year and the available cash held by us, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended September 30, 2022 and 2021, amortization expense of $488,455 and $488,455, respectively, and for the nine months ended September 30, 2022 and 2021, amortization expense of $1,465,364 and $1,465,364, respectively, was recognized, and as of September 30, 2022 and December 31, 2021, intangible assets net of accumulated amortization was $14,126,214 and $15,591,578, respectively.

As of September 30, 2022, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(2,605,664)	(700,240)	(601,732)	(3,907,636)
Intangible assets, net	$10,422,656	$2,800,960	$902,598	$14,126,214
Estimated life (years)	10.0	10.0	5.0
Weighted-average remaining life (years)	8.0	8.0	3.0

Total
2022	488,455
2023	1,953,818
2024	1,953,818
2025	1,878,602
2026	1,652,952
Thereafter	6,198,569
Total	$14,126,214

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$2,892,783	$406,510
Accrued litigation fees	493,596	501,078
Accrued expenses	200,723	123,118
Accrued interest	12,842	14,201
Total accrued liabilities	$3,599,944	$1,044,907

On July 10, 2019, Huddled Masses was named as a defendant in a lawsuit related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.

Note 5 — Long-Term Debt

Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000. The loans under the Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and at December 31, 2021, the rate was 7.0% with a 0.50% unused line fee.

In connection with the amendment on December 17, 2021, the Company incurred additional deferred financing fees of $4,613 during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Revolving Credit Facility of $0 and $400,000, respectively.  On July 26, 2022, the Company repaid the outstanding balance of $400,000 plus accrued interest and terminated the Revolving Credit Facility as of such date.  During the three months ended September 30, 2022, the Company amortized the remaining deferred financing costs of $33,434.  Deferred financing costs were $0 and $96,152 as of September 30, 2022 and December 31, 2021, respectively, which are classified as an asset on the consolidated balance sheets.

The components of interest expense and related fees for the lines of credit are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense – East West Bank	$3,573	$9,965	$23,391	$28,368
Amortization of deferred financing costs	33,434	12,944	100,765	38,832
Total interest expense and amortization of deferred financing costs	$37,007	$22,909	$124,156	$67,200

Accrued and unpaid interest as of September 30, 2022 and December 31, 2021 for the Revolving Credit Facility was $0 and $5,553, respectively, related to the unused line fee.

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

Lafayette Square

On December 3, 2021, DDH LLC entered into the 2021 Credit Facility with Lafayette Square as administrative agent, and the various lenders party thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32,000,000, consisting of a $22,000,000 closing date term loan and an up to $10,000,000 delayed draw term loan (“Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility. As of September 30, 2022, the Company owed a balance on the 2021 Credit Facility of $25,847,500. Financing costs incurred in the transaction were initially $2,127,185 in 2021 and additional fees of $520,682 were incurred during the nine months ended September 30, 2022. Unamortized deferred financing costs as of September 30, 2022 and December 31, 2021 were $2,250,171 and $2,091,732, respectively. Accrued and unpaid interest was $0 as of September 30, 2022 and December 31, 2021.

The components of interest expense and related fees for the 2020 Term Loan Facility and 2021 Credit Facility are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense – SilverPeak	$—	$483,796	$—	$1,509,752
Interest expense – Layfaette Square	696,818	—	1,673,648	—
Amortization of deferred financing costs – Silverpeak	—	71,685	—	215,055
Amortization of deferred financing costs – Lafayette Square	128,064	—	362,243	—
Total interest expense and amortization of deferred financing costs	$824,882	$555,481	$2,035,891	$1,724,807

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

Accrued and unpaid interest expense as of September 30, 2022 and December 31, 2021 was $12,842 and $8,647, respectively, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, the Company applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans are forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll and utilities.

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

As of September 30, 2022, future minimum payments related to long-term debt are as follows for the years ended December 31:

2022	$163,750
2023	655,000
2024	1,310,000
2025	1,310,473
2026	1,310,473
Thereafter	21,247,804
Total	25,997,500
Less current portion	(655,000)
Less deferred financing costs	(2,250,171)
Long-term debt, net	$23,092,329

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

In December 2021, DDH LLC redeemed the Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units. For the nine months ended September 30, 2021, the Company recorded interest expense relating to the Class A Preferred Units of $261,781.

Class B Preferred Units

In connection with the Orange142 acquisition, DDH LLC issued 7,076 non-voting Class B Preferred Units at a purchase price of $7,046,251, and a fair value of $6,455,562. Class B Preferred Units were mandatorily redeemable for $7,046,251 on September 30, 2024, with 7% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, ASC 480 requires that the Class B Preferred Units be classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $124,323, for the three months ended September 30, 2022 and 2021, respectively and $62,162 and $368,915 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 — Related Party Transactions

Related Party Transactions

Member Payable

As of December 31, 2021, the Company had a net payable to members that totaled $70,801 pertaining to loans made to the Company by its founding members Walker and Smith during the fiscal year ending December 31, 2020. This remaining balance owed was paid to the members as of September 30, 2022.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transaction, formed an Up-C structure, which is often used by partnership and limited liability companies and allows DDH, the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Walker and Smith, to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. federal income tax purposes. The Continuing LLC owner will hold economic nonvoting LLC Units in DDH LLC and will also hold noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 9 – Stockholders’/Members’ Equity (Deficit) and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of our Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If we ever generate sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, we expect cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 12 - Tax Receivable Agreement and Income Taxes).

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the three months ended September 30, 2022 and 2021, total fees paid to Walker, Smith and Woolford were $0, $0 and $0, and $103,846, $103,846, and $45,000, respectively. For the nine months ended September 30, 2022 and 2021, total fees paid to Walker, Smith and Woolford were $56,250, $56,250 and $22,500 and $328,846, $328,846, and $135,000, respectively.

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.  The liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (See Note 4 – Accrued Liabilities).

Office Lease

In June 2019, the Company entered into a sublease for its corporate office headquarters at 1233 West Loop South, Ste 1170 in Houston, TX. The lease term expired July 1, 2022, and had a base monthly rent of approximately $3,600 per month.

In March 2022, the Company entered into a new lease to move its corporate headquarters to 1177 West Loop South, Ste 1310 in Houston, TX effective July 1, 2022, and paid a security deposit of approximately $29,000. The lease is for 7,397 square feet of office space that expires February 28, 2030. The base monthly rent varies annually over the term of the lease. The Company also leases office furniture for its corporate headquarters under a lease agreement effective April 2019 and expiring July 2023. The monthly rent expense is approximately $1,223.

In March 2021, the Company extended its lease for office space at 716 Congress Ave, Ste 100 in Austin, Texas with an effective date of January 1, 2022. The lease expires December 31, 2023 and has a base rent of approximately $6,700 per month.

For the three months ended September 30, 2022 and 2021, the Company incurred rent expense of $89,452 and $52,288, respectively, for the combined leases. For the nine months ended September 30, 2022 and 2021, the Company incurred rent expense of $193,013 and $165,731, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below for the year ended September 30, 2022:

2022
Operating lease - right-of-use asset	$840,505

Operating lease liabilities - current	$92,473
Operating lease liabilities - long-term	767,610
Total lease liability	$860,083

The weighted-average remaining lease term for the Company’s operating lease is seven years as of ended September 30, 2022, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2022	$39,394
2023	154,490
2024	110,215
2025	156,077
2026	159,755
Thereafter	530,324
Total lease payments	1,150,255
Less imputed interest	290,172
Total lease liability	$860,083

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

As of December 31, 2021, the total number of outstanding common units of DDH LLC was 34,182 units. The common units have voting rights, as well as certain redemption features at the option of the Company. In accordance with ASC 480, as of December 31, 2021, the Company classified the preferred units as a liability in the consolidated balance sheets.

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022, a Class B common stockholder tendered 100,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A common stock of the Company on a one-for-one basis.  In connection with this exchange, an equivalent number of the holder’s shares of Class B common stock were cancelled.  As of September 30, 2022, DDM held 11,278,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants may be transferred separately immediately upon issuance. At September 30, 2022, 2,800,000 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of September 30, 2022, 420,000 of these warrants are outstanding. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters have not exercised this option as of September 30, 2022.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accrued liabilities are approximately $1,000,000 as of September 30, 2022, and the Company intends to pay these amounts throughout the remainder of 2022. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering.  On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amends the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated a of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022.  The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $3,998,635, which was paid in full on July 28, 2022.

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

The following table summarizes warrant activity as of September 30, 2022:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Granted	3,220,000	$5.50	4.38	$—
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—
Outstanding at September 30, 2022	3,220,000	$5.50	4.38	$—
Exercisable at September 30, 2022	3,220,000

Stock-Based Compensation Plans

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. The 2022 Omnibus Plan reserved 1,500,000 shares of Class A common stock for issuance in equity awards. On June 10, 2022, our board of directors initially granted 264,850 stock options and 363,614 RSUs to employees and non-employee directors.  Information on activity for both the stock options and RSUs is detailed below.

As of September 30, 2022, the Company recognized $85,437 of stock-based compensation expense in the consolidated statement of operations.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of September 30, 2022:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2021	—	$—		$—
Granted	276,150	$1.68		$280
Exercised	—	$—		$—
Forfeited	(14,550)	$1.62		$8,399
Outstanding at September 30, 2022	261,600	$—	9.7	$156,178
Exercisable at September 30, 2022	—

As of September 30, 2022, all stock options remain unvested with related unamortized stock-based compensation expense totaling $238,527 and the weighted-average period over which such stock-based compensation expense will be recognized is 2.71 years.

Restricted Stock Units

RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- December 31, 2021
Granted	374,914	$1.66
Exercised	—	—
Forfeited	(14,550)	$1.62
Canceled	—	—
Unvested- September 30, 2022	360,364	$1.66

As of September 30, 2022, unrecognized stock-based compensation of $539,812 related to unvested RSUs will be recognized on a straight- line basis over a period of 2.7 years.

Note 10 — Income (Loss) Per Share / Unit

The Company has two classes of common stock, Class A and Class B.  Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.  The following table sets forth the computation of the Company’s basic and diluted income (loss) per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) per unit attributable to stockholders/members	$810,783	$(226,366)	$2,753,523	$623,701

Weighted average common shares outstanding - basic	14,545,241	34,182	11,996,969	34,182
Options to purchase common stock	—	—	—	—
Restricted stock	—	—	—	—
Weighted average common shares outstanding - diluted	14,545,241	34,182	11,996,969	34,182
Net income (loss) per share / unit, basic and diluted	$0.06	$(6.62)	$0.23	$18.25

Note 11 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three and nine months ended September 30, 2022 and 2021, the Company matching contributions were $56,158 and $45,400, respectively and $159,219 and $122,792, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three and nine months ended September, 2022 and 2021, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of September 30, 2022 and December 31, 2021, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required.

Note 12 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

In connection with our initial public offering in February 2022, the Company entered into a tax receivable agreement (“TRA”) with DDH LLC and DDM (“TRA Holders”) which provides for payment by Direct Digital Holdings, Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Direct Digital Holdings, Inc. actually realizes or is deemed to realize in certain circumstances. Direct Digital Holdings, Inc. will retain the benefit of the remaining 15% of these net cash savings, and as a result, Direct Digital Holdings, Inc. recorded $485,100 as additional paid-in capital.

The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 if the Code for each taxable year in which a redemption or exchange of LLC interest occurs.  During the three months ended September 30, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

As of September 30, 2022, Direct Digital Holdings, Inc. recognized a deferred tax asset from the outside basis difference in the partnership interest of $3,234,000, and recognized the total TRA liability of $2,748,900, with $183,260 reflected in current liabilities based on the expected timing of our payments. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or Direct Digital Holdings, Inc. We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. We account for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

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

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the TRA, the Company is subject to corporation income tax on 19.7% of the taxable income, and as a result, recorded a provision for federal income tax of $81,710 and $168,386 for the three and nine months ended September 30, 2022, respectively. In the fiscal year ending December 31, 2021, the Company was treated as a partnership, and therefore no income tax expense was recognized.

Provision for income taxes consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Current	$46,730	$—	$94,440	$—
Deferred	34,980	—	73,946	—
Total provision for income taxes	$81,710	$—	$168,386	$—

The Company is also subject to Texas franchise taxes.  Including the franchise tax, total provision for income taxes for the three months ended September 30, 2022 and 2021 was $128,436 and $878, respectively.   For the nine months ended September 30, 2022 and 2021, the total provision for income taxes including franchise tax was $215,112 and $54,878, respectively.

The components of deferred tax assets are as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Outside basis difference in partnership interests in DDH, LLC	$3,153,150	$—
Other	6,904
Total deferred income taxes	$3,160,054	$—

The effective tax rate for the three and nine months ended September 30, 2022, was approximately 22%. Under the Up-C ownership structure, the Company calculates taxable income as 19.7% of consolidated net income, adjusted for temporary and permanent tax differences. The Company has recorded deferred tax assets for the outside basis difference in the partnership interest acquired in DDH, LLC and the accumulated amortization related to intangibles.

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

Revenue by business segment is as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Buy-side advertising	$7,130,736	$6,033,883	$22,283,044	$19,975,235
Sell-side advertising	18,854,639	2,326,862	36,333,976	5,261,135
Total revenues	$25,985,375	$8,360,745	$58,617,020	$25,236,370

Operating income (loss) by business segment reconciled to income before taxes is as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Buy-side advertising	$1,357,635	$1,096,764	$5,620,194	$4,705,408
Sell-side advertising	2,365,495	115,453	4,599,629	277,293
Corporate office expenses	(1,878,306)	(645,305)	(4,725,981)	(1,921,973)
Total operating income	1,844,824	566,912	5,493,842	3,060,728
Corporate other expense	(905,605)	(792,400)	(2,525,207)	(2,382,149)
Income before taxes	$939,219	$(225,488)	$2,968,635	$678,579

Total assets by business segment are as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Buy-side advertising	$26,454,069	$25,648,105
Sell-side advertising	22,597,857	8,277,575
Corporate office expenses	4,748,575	2,074,253
Total assets	$53,800,501	$35,999,933

Note 14 — Subsequent Events

On November 9, 2022 the Company entered into a definitive agreement to acquire the software development rights to its proprietary supply-side platform supporting Colossus Media, LLC for a purchase price of $500,000.

No other events occurred subsequent to the balance sheet date through the date of this report that would require recognition or disclosure.

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

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. (“Holdings”) is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager, of DDH LLC, which operates the business formed in 2018 through the acquisition of Huddled Masses LLC (“Huddled Masses™” or, “Huddled Masses”) a buy-side marketing platform, and Colossus Media LLC (“Colossus Media”) a sell-side marketing platform.

On September 30, 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and other sectors, with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.

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

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the year ended December 31, 2021 and the nine months ended September 30, 2022. As our clients expand their usage of our technology platform, they often transition to our managed services delivery model, which in turn drives higher profitability for us, as well as increased client loyalty. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 54,000 advertisers per month in the nine months ended September 30, 2021, which increased to an average of approximately 95,000 advertisers per month in the nine months ended September 30, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Enhancing ad inventory quality

In MediaMath’s quarterly survey, Colossus Media has consistently ranked in the top 10 among the industry’s approximately 80 supply- side companies in terms of key quality measures such as transparency, fraud detection, and accountability. In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the nine months ended September 30, 2022, we determined that less than 1% of inventory was invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the nine months ended September 30, 2022, we processed approximately 2.6 trillion bid requests and had connections to approximately 19 DSPs.

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

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the first quarter of 2023, we expect to transition our server platform to HPE Greenlake, which we expect will provide increased capacity, faster response time, and expansion capabilities to align with growth in our business.

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

Interest expense. Interest expense is mainly related to our debt as further described below in “ -Liquidity and Capital Resources.” In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units are classified as a liability, and the corresponding distributions are recognized as interest expense.

Loss on early redemption of non-participating preferred units. In February 2022, we redeemed the non-participating Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Revenues
Buy-side advertising	$7,130,736	$6,033,883	$1,096,853	18%	$22,283,044	$19,975,235	$2,307,809	12%
Sell-side advertising	18,854,639	2,326,862	16,527,777	710%	36,333,976	5,261,135	31,072,841	591%
Total Revenues	25,985,375	8,360,745	17,624,630	211%	58,617,020	25,236,370	33,380,650	132%

Cost of revenues
Buy-side advertising	2,471,170	2,174,432	296,738	14%	7,694,987	7,480,727	214,260	3%
Sell-side advertising	16,053,461	1,951,350	14,102,111	723%	30,344,670	4,348,756	25,995,914	598%
Total cost of revenues	18,524,631	4,125,782	14,398,849	349%	38,039,657	11,829,483	26,210,174	222%

Gross profit	7,460,744	4,234,963	3,225,781	76%	20,577,363	13,406,887	7,170,476	53%

Operating expenses	5,615,920	3,668,051	1,947,869	53%	15,083,521	10,346,159	4,737,362	46%
Income from operations	1,844,824	566,912	1,277,912	225%	5,493,842	3,060,728	2,433,114	79%
Other expense	(905,605)	(792,400)	(113,205)	(14)%	(2,525,207)	(2,382,149)	(143,058)	6%
Income before taxes	939,219	(225,488)	1,164,707	517%	2,968,635	678,579	2,290,056	337%
Tax expense	128,436	878	127,558	14,528%	215,112	54,878	160,234	292%
Net income (loss)	$810,783	$(226,366)	$1,037,149	458%	$2,753,523	$623,701	$2,129,822	341%
Adjusted EBITDA (1)	$2,403,309	$1,055,367	$1,347,942	128%	$7,092,606	$4,545,278	$2,547,328	56%
(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $8.4 million for the three months ended September 30, 2021 to $26.0 million for the three months ended September 30, 2022, an increase of $17.6 million or 211%. Buy-side advertising revenue increased $1.1 million, or 18%, primarily due to expanded spending from our existing customer base as well as new middle market client spending. Sell-side advertising revenue increased $16.6 million, or 710% over the 2021 three-month results, due to continued revenue growth momentum from enhanced publisher partner engagement and monetization strategies, an increase in impression inventory, as well as the extension of our reach into the underserved and underrepresented publisher communities.  For the three months ended September 30, 2022, the Company processed approximately 125 billion average monthly impressions through its sell-side advertising segment, an increase of 248% from the prior year.

Our revenues increased from $25.2 million in for the nine months ended September 30, 2021 to $58.6 million for the nine months ended September 30, 2022, an increase of $33.4 million, or 132%. Buy-side advertising revenue increased $2.3 million, or 12%, primarily due to expanded spending from our existing customer base as well as new middle market client spending. Sell-side advertising revenue increased $31.1 million, or 591% over the 2021 nine-month results due to continued revenue growth momentum from enhanced publisher partner engagement and monetization strategies, an increase in impression inventory, as well as the extension of our reach into the underserved and underrepresented publisher communities. For the nine months ended September 30, 2022, the Company processed approximately 104 billion average monthly impressions, through its sell-side advertising segment, an increase of 165% from the prior year.

Cost of revenues

Along with the increase in revenues across both segments, we correspondingly experienced an increase in cost of revenues from $4.1 million for the three months ended September 30, 2021 to $18.5 million for the three months ended September 30, 2022, an increase of $14.4 million or 349%. Buy-side advertising cost of revenues increased $0.3 million to $2.5 million, or 35% of revenue, for the three months ended September 30, 2022 due to the increase in revenue partially offset by lower media costs, compared to $2.2 million or 36% of revenue for the three months ended September 30, 2021. Sell-side advertising cost of revenues increased $14.1 million, to $16.0 million, or 85% of revenue for the three months ended September 30, 2022, compared to $2.0 million, or 84% of revenue, for the same period in 2021.

Cost of revenues increased from $11.8 million for the nine months ended September 30, 2021 to $38.0 million for the nine months ended September 30, 2022, an increase of $26.2 million, or 222%. Buy-side advertising cost of revenues increased $0.2 million to $7.7 million, or 35% of revenue for the nine months ended September 30, 2022, compared to $7.5 million, or 37% of revenue for the nine months ended September 30, 2021. The increase in the buy-side of cost of revenues is due to the increase in revenues partially offset by a decrease in the cost of digital media in the nine months ended September 30, 2022. Sell-side advertising cost of revenues increased $26.0 million, to $30.3 million, or 84% of revenue for the nine months ended September 30, 2022, compared to $4.3 million, or 83% of revenue, for the same period in 2021.

Gross profit

Gross profit also increased in the three months ended September 30, 2022 to $7.5 million, or 29% of revenue, compared to $4.2 million, or 49% of revenue, for the three months ended September 30, 2021, an increase of $3.2 million or 76%. Gross profit also increased in the nine months ended September 30, 2022 to $20.6 million, or 35% of revenue, compared to $13.4 million, or 53% of revenue, for the nine months ended September 30, 2021, an increase of $7.2 million or 53%. The change in margin for the three and nine months ended September 30, 2022 is attributable to the mix in revenue between our business segments, as our sell-side segment, whose revenues grew as a percentage of our overall revenue, has a lower gross margin than our buy-side segment.

Buy-side advertising gross profit increased $0.8 million and $2.1 million for three and nine months ended September 30, 2022, respectively, as compared to prior the same periods in the prior year. This increase is primarily due to a lower cost of media advertising, as well as higher revenue. Sell-side advertising gross profit increased $2.5 million and $5.1 million for the three and nine months ended September 30, 2022, respectively, as compared to prior year. This increase primarily is a result of the increase in revenue since the gross margins are relatively flat period over period.

Operating expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Compensation, tax and benefits	$3,845,918	$2,235,066	$1,610,852	72%	$9,895,646	$6,131,930	$3,763,716	61%
General and administrative	1,770,002	1,432,985	337,017	24%	5,187,875	4,214,229	973,646	23%
Total operating expenses	$5,615,920	$3,668,051	$1,947,869	53%	$15,083,521	$10,346,159	$4,737,362	46%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $2.2 million for the three months ended September 30, 2021 to $3.8 million in for the three months ended September 30, 2022, an increase of $1.6 million, or 72%. The increase is due to a one-time severance charge of $0.5 million, as well as headcount additions primarily in our operations area to support our growth, and higher commission expense and bonus expense, partially offset by lower consulting expenses as a result of these consultants being converted to full-time employees.

Compensation, taxes and benefits increased from $6.1 million for the nine months ended September 30, 2021 to $9.9 million in for the nine months ended September 30, 2022, an increase of $3.8 million, or 61%. The increase is due to a one-time severance charge of $0.5 million, as well as headcount additions primarily in our operations area to support our growth, and higher commission expense and bonus expense, partially offset by lower consulting expenses as a result of these consultants being converted to full-time employees.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses also increased from $1.4 million for the three months ended September 30, 2021 to $1.8 million for the three months ended September 30, 2022. G&A expenses as a percentage of revenue was 7% for the three months ended September 30, 2022, compared to 17% for the three months ended September 30, 2021.

G&A expenses increased from $4.2 million for the nine months ended September 30, 2021 to $5.2 million for the nine months ended September 30, 2022. G&A expenses as a percentage of revenue was 9% for the nine months ended September 30, 2022, compared to 17% for the nine months ended September 30, 2021.

The increase in G&A costs during the three and nine months ended September 30, 2022 was primarily due to costs associated with our transition to and operation as a public company. During the three and nine months ended September 30, 2022, we invested in systems, increased insurance, incurred additional software fees, and professional fees. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, our board of directors granted stock options and restricted stock units (“RSUs”) to our employees and non-employee directors. The stock options and RSUs granted did not have a material impact to G&A expense for the three and nine months ended, September 30, 2022.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Forgiveness of Paycheck Protection Program loan	$—	$—	$—	nm	$287,143	$10,000	$277,143	2,771%
Other income	—	—	—	nm	47,982	19,186	28,796	150%
Loss on redemption of non-participating preferred units	—	—	—	nm	(590,689)	—	(590,689)	nm
Gain from revaluation and settlement of seller notes and earnout liability	—	—	—	nm	—	21,232	(21,232)	(100)%
Interest expense	(905,605)	(792,400)	(113,205)	14%	(2,269,643)	(2,432,567)	162,924	(7)%
Total other expense	$(905,605)	$(792,400)	$(113,205)	14%	$(2,525,207)	$(2,382,149)	$(143,058)	6%

nm – not meaningful

Other expense for the three months ended September 30, 2022 primarily consists of $0.9 million of interest expense.  Other expense for the three months ended September 30, 2021 is comprised of approximately $0.8 million of interest expense.

Other expense for the nine months ended September 30, 2022 primarily consists of $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units and $2.3 million of interest expense, partially offset by $0.3 forgiveness of the PPP loan and other income. Other expense for the nine months ended September 30, 2021 is comprised of approximately $2.4 million of interest expense partially offset by other income and the forgiveness of the PPP loan.

Interest expense

Interest expense increased for the three months ended September 30, 2022 to $0.9 million compared to $0.8 million for the three months ended September 30, 2021. The increase in interest expense in the three months period is due to the additional borrowings under the Term Loan Amendment in July 2022.  Interest expense decreased for the nine months ended September 30, 2022 to $2.3 million compared to $2.4 million for the nine months ended September 30, 2021. The decrease in year over year interest expense was the result of the refinancing of our debt to a lower interest rate, as well as the redemption of DDH LLC’s Class A Preferred Units in December 2021 and DDH LLC’s Class B Preferred Units in February 2022.  This was partially offset by higher interest on the additional borrowings on the Term Loan in 2022.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$7,010,796	$4,684,431
Working capital	$6,606,168	$4,057,243
Availability under Revolving Credit Facility	$—	$1,798,145

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, and proceeds from our public offering in 2022. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $7.0 million and $4.7 million, respectively, and as of December 31, 2021 we had $1.8 million available under our Revolving Credit Facility.  On July 26, 2022 we repaid the outstanding balance of $400,000 plus accrued interest and terminated the Revolving Credit Facility as of such date.  We are working with a lender on a line of credit, and expect to finalize the agreement in the fourth quarter of 2022, but there can be no assurance that we will close on such new facility in a timely basis, or at all.

Based on our expectations of continued growth in revenue and cash generated from operations in the coming year and the available cash held by us, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Quarterly Report on Form 10-Q. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. We are also seeking to secure a new source of revolving indebtedness, but there can be no assurance that we will close on such new facility in a timely basis, or at all.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

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

Also in conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into the Revolving Credit Facility that provides for a revolving credit facility with East West Bank in the amount of $4.5 million with an initial availability of $1.0 million. On December 17, 2021, we amended the Revolving Credit Facility, which increased the availability to $5.0 million with an initial availability of $2.5 million. The loans under the Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and at September 30, 2022 and December 31, 2021, the rate was 0.0% and 7.0%, respectively, with a 0.50% unused line fee. The maturity date of the Revolving Credit Facility is September 30, 2022, however, on July 26, 2022, the Company repaid the $400,000 that was outstanding pursuant to the Revolving Credit Facility and terminated the Revolving

Credit Facility as of such date. The Revolving Credit Facility was secured by the trade accounts receivable of DDH LLC and guaranteed by Holdings. The Revolving Credit Facility includes financial covenants, including that the Company have (i) a minimum fixed charge coverage ratio of not less than 1.25 to 1.00 as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2020, (ii) a maximum total net leverage ratio of 2.50 to 1.00 for the fiscal quarters ending December 31, 2021 and September 30, 2022, and 2.25 to 1.00 for the fiscal quarters ending thereafter and (iii) a minimum liquidity amount of at least $1.3 million for the period of December 31, 2021 to June 29, 2022 and $1.4 million thereafter. As of each of September 30, 2022 and December 31, 2021, the Revolving Credit Facility had borrowings outstanding in the amount of $0.0 million, and $1.9 million of unused capacity. The Revolving Credit Facility contained customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events. DDH LLC was in compliance with all of its financial covenants under the Revolving Credit Facility and the 2020 Term Loan Facility as of December 31, 2021, and such financial covenants were no longer binding on the Company as of September 30, 2022.

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. The 2021 Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.  The 2021 Credit Facility is subject to an intercreditor agreement pursuant to which the lenders under the Revolving Credit Facility have a priority lien on the trade accounts receivable of DDH LLC and its subsidiaries that constitute eligible accounts under the Revolving Credit Facility and related proceeds, and the lenders under the 2021 Credit Facility have a priority lien on all other collateral. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement (the “Term Loan Amendment”) with DDH LLC, Colossus Media, Huddled Masses, Orange142, USDM, LLC, Lafayette Square, and the Lenders party thereto, pursuant to which the Company was joined as a guarantor of the obligations under the 2021 Credit Facility.

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

Consolidated Statement of Cash Flow Data:

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$3,399,801	$3,204,641
Net cash used in financing activities	(1,073,436)	(2,213,487)
Net increase in cash and cash equivalents	$2,326,365	$991,154

Cash Flows Provided by Operating Activities

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

For the Nine Months Ended September 30, 2022 and 2021

Cash flows from operating activities increased from $3.2 million provided by operating activities for the nine months ended September 30, 2021 to $3.4 million used in operating activities for the nine months ended September 30, 2022. The period-over-period increase of $0.2 million was primarily due to a $2.1 million increase in net income and $10.0 million increase related to changes in accounts payable and $1.6 million increase related to changes in accrued liabilities, partially offset by $(13.5) million increase in accounts receivable related to the increase in revenue billings.

Cash Flows Used in Financing Activities

For the Nine Months Ended September 30, 2022 and 2021

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

During the nine months ended September 30, 2022, net cash used in financing activities decreased by $1.1 million, from $(2.2) million used in financing activities for the nine months ended September 30, 2021 to $(1.1) million used in financing activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received net proceeds of $11.2 million related to our issuance of Class A common units and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $14.2 million. We also borrowed $4.3 million under the Delayed Draw Loan during the nine months ended September 20, 2022.  Also, during the nine months ended September 30, 2022, we paid $0.4 million related to the Revolving Credit Facility, paid our quarterly debt obligation on the 2021 Credit Facility of $0.4 million, paid additional deferred financing costs related to 2021 Credit Facility and the Revolving Credit Facility amended in late 2021 of $0.5 million, and members of DDH LLC received tax distributions of $0.9 million.

During the nine months ended September 30, 2021, we paid our scheduled debt obligation on the 2020 Term Loan Facility for $(1.2) million, received $0.3 million from the Paycheck Protection Program loan, and paid $(0.4) million on seller notes and earnouts as well as $(0.9) million to the members for tax distributions.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $39,394 in 2022, $154,490 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026 and $530,324 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $163,750 in 2022, $655,000 in 2023, $1.3 million in 2024, $1.3 million in 2025, $1.3 million in 2026 and $21.2 million thereafter, assuming we do not refinance our indebtedness or enter into a new revolving credit facility. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for acquisition transaction costs, forgiveness of PPP loans, gain from revaluation and settlement of seller notes and earnout liability, loss on early extinguishment of debt, loss on early redemption of non-participating preferred units, and stock-based compensation, (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss) [1]	$810,783	$(226,366)	$2,753,523	$623,701
Add back (deduct):
Amortization of intangible assets	488,455	488,455	1,465,364	1,465,364
Interest expense	905,605	792,400	2,269,643	2,432,567
Tax expense	128,436	878	215,112	54,878
Stock-based compensation	70,030	—	85,438	—
Forgiveness of PPP loan	—	—	(287,163)	(10,000)
Gain on seller earnout revaluation	—	—	—	(21,232)
Loss on early redemption of non-participating preferred units	—	—	590,689	—
Adjusted EBITDA	$2,403,309	$1,055,367	$7,092,606	$4,545,278

__________________

[1] During the three months ended September 30, 2022, we recorded a one-time severance charge of approximately $502,000.

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

●	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, and certain one-time items such as acquisition transaction costs and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
●	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and
●	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of this non-GAAP financial measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of September 30, 2022, were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1+

Second Amendment and Joinder to Term Loan and Security Agreement, dated effective as of July 28, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and Direct Digital Holdings, Inc., as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.

X
10.2+	Second Redemption Agreement, dated as of July 28, 2022, by and between Direct Digital Holdings, LLC and USDM Holdings, Inc.					X
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	Inline XBRL Instance Document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*

This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

+

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and attachments have been omitted.  A copy of any omitted schedule or attachment will be furnished supplementally to the Securities and Exchange Commission upon request.  Pursuant to Item 601(a)(6) of Regulation S-K, certain personally identifiable information contained in this document, marked by brackets as [***] has been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)