Form 10-K
period 2022-12-31
Direct Digital Holdings, Inc.
filed 2023-04-17
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO __________

COMMISSION FILE NUMBER 001-41261

DIRECT DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2306185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 West Loop South, Suite 1310
Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(832) 402-1051

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	DRCT	NASDAQ
Warrants to Purchase Common Stock	DRCTW	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ¨ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was approximately $3.6 million.

As of April 17, 2023, there were 2,902,200 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,278,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

CERTAIN DEFINITIONS

Unless the context requires otherwise, references in this Annual Report on Form 10-K to:

●	the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including Direct Digital Holdings, LLC, which we refer to as “DDH LLC,” and, unless otherwise stated, its subsidiaries.
●	“Colossus Media” refers to Colossus Media, LLC, the sell-side marketing platform of our business acquired in 2018, operating under the trademarked banner of Colossus SSP™.
●	“DDH LLC” refers to Direct Digital Holdings LLC, a Texas limited liability company jointly owned by the Company and DDM.
●	“DDM” refers to Direct Digital Management, LLC, a Delaware limited liability company indirectly owned by Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, which entity owns LLC Units (as defined below) and which also holds noneconomic shares of Class B common stock. DDM may exchange or redeem its LLC Units for shares of our Class A common stock as described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence,” together with a cancellation of the same number of its shares of Class B common stock.
●	“Huddled Masses” refers to Huddled Masses, LLC, the buy-side marketing platform of our business, acquired in 2018.
●	“LLC Units” refers to (i) economic nonvoting units in DDH LLC held by us and DDM and (ii) noneconomic voting units in DDH LLC, 100% of which are held by us.
●	“Orange142” refers to Orange142, LLC, the buy-side advertising platform acquired in 2020.
●	“Tax Receivable Agreement” refers to the tax receivable agreement by and among Direct Digital Holdings, DDH LLC and DDM. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information.
●	“USDM” refers to USDM Holdings, LLC, a holding company owned by Leah Woolford, former manager of DDH LLC, which (i) following the completion of our initial public offering and related transactions on February 15, 2022, holds no LLC Units, no shares of our Class A common stock and no shares of our Class B common stock and (ii) prior to the completion of our initial public offering and related transactions on February 15, 2022, held certain units in DDH LLC.

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

We have aligned our business strategy to capitalize on significant growth opportunities due to fundamental market shifts and industry inefficiencies. Several trends, happening in parallel, are revolutionizing the way that advertising is bought and sold. Specifically, the rise of the internet has led to a wholesale change in the way that media is consumed and monetized, as ads can be digitally delivered on a 1-to-1 basis. In traditional methods of advertising, such as broadcast TV, ads can target a specific network, program, or geography, but not a single household or individual as digital and OTT/CTV ads can. Additionally, we expect that the continued destabilization, including the phase out of digital “cookies” in 2024, will (i) create more opportunities for technology companies that provide next-generation CTV and digital solutions and (ii) minimize performance disruption for advertisers and agencies.

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

The buy-side segment businesses offer technology-enabled advertising solutions and strategic planning to clients. In particular, our buy-side platform focuses on small-to-mid-sized clients and enable them to leverage programmatic technology to engage their potential customers more directly, on a one-on-one basis, in any local market, with specificity to media device and footprint. Our technology leverages data to assess where our clients’ potential customers are in the decision-making process and manage campaign pacing and optimization based on data-driven analytics to drive the purchasing decision or encourage the call to action. With marketing budgets typically more limited and operating footprints generally more local or state-to-state, we believe small and mid-sized businesses are focused primarily on ROI-based results that deliver precise advertising and measurable campaign success to level the playing field with larger competitors. Serving the needs of approximately 218 small and mid-sized clients for the fiscal year ended December 31, 2022, the buy-side of our business leverages the insights of leading DSPs, such as The Trade Desk, Xandr, Google DV360, MediaMath and others, to drive increased advertising ROI and reduced customer acquisition costs for our clients. The result is the benefit to our buy-side clients in that they enjoy a more even playing field compared to larger advertisers by driving more effective marketing and advertising in local markets that are compatible to their business footprint.

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

The Sell-Side Platform: Colossus SSP

Colossus Media, which has been in operation since 2017, is our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. Our sell-side segment maintains a proprietary platform, Colossus SSP, which is an advertising technology platform used by publishers to manage, sell and optimize available inventory (ad space) on their websites and mobile apps in an automated way. In 2022, our platform processed over 111 billion average monthly  impressions, over 282 billion average monthly auction bid requests that seek to sell ad inventory from our publishers and served approximately 114,000 buyers. Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we continue to make investment across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain.

Colossus SSP is agnostic to any specific demand side platform. To that end, our proprietary Colossus SSP is integrated into several leading DSPs including but not limited to The Trade Desk, Google 360, Verizon Media, MediaMath, Zeta Global, Samsung, Xandr/AppNexus, Stirista and Pulsepoint. We continue to add new DSP partners especially where we believe the DSP might offer a unique advertising base seeking to target our multicultural audiences at scale. We help our advertiser clients efficiently reach diverse communities including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers in highly targeted campaigns. This business began as a trading desk supporting advertisers’ desires to reach diverse audiences and has evolved into the preeminent ad tech platform to support this goal. We partner with publishers that range from small to large in scale across both general and multicultural markets such as Hearst, MediaVine, Gannett, Ebony Magazine, People Magazine, Newsweek, Blavity, La Nacion and many others.

Colossus SSP offers our publisher clients’ ad inventory to existing small and mid-sized buy-side clients at Huddled Masses and Orange142, and other major DSP clients of Colossus Media, which enables our buy-side technology to curate and manage client outcomes more effectively. In addition, because it is a stand-alone platform, Colossus SSP offers its ad inventory to larger, Fortune 500 industry leading brands and multinational agencies due to its reach across both the general market and underrepresented multicultural markets through established relationships with small and large publishers.

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

Our Industry and Trends

There are several key industry trends that are revolutionizing the way that advertising is bought and sold. We believe that we are well positioned to take advantage of the rapidly evolving industry trends in digital marketing and shifts in consumer behavior, including:

Shift to Digital Advertising. Media has increasingly become more digital as a result of three key ongoing developments:

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

Shift from Linear Broadcast to OTT/CTV. According to eMarketer, as of the end of 2022, approximately 52.4% of U.S. households will subscribe to a traditional pay-TV service, a figure that is expected to decrease to 49.5% in 2023. The increase in video streaming has led to online sources becoming the default for TV viewing for a majority of TV viewers with broadband at home.  Consumers increasingly want the flexibility and freedom to consume content on their own terms resulting in access to premium content at lower prices and with fewer interruptions. Advertisers are recognizing these trends and reallocating their ad budgets accordingly to those companies that can access audiences through a variety of existing and new channels.

Increased Adoption of Digital Advertising by Small and Mid-Sized Companies. Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs necessitated by the global COVID-19 pandemic, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small to-mid-sized advertisers will continue to increase their digital spend.

Significant Increase in Multicultural Audience and Targeted Content. As digital media has grown and emerging marketing channels continue to gain adoption, audience segmentation, including on multicultural lines, has become more granular. A growing and increasing segment of those audiences is the multicultural audience, which has been traditionally underserved in the industry. According to the U.S. Census Bureau, racial minority and multi-racial consumers represent 41% of the U.S. population and are projected to be the numerical majority in the U.S. by 2044. When we expand the definition of multicultural to include LGBTQIA+ customers, the numbers are significantly greater. Advertisers and publishers alike face the same challenge. Advertisers are seeking new avenues and opportunities to connect with multicultural audiences in their natural media consumption environments while publishers are producing unique content to attract loyal consumers. The advantage will go to those innovative companies able to directly connect both sides to those audiences and leverage the insights flowing from those connections.

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

Death of Cookies Will Likely Destabilize Small-to-Mid-Size Business Ad Market. As the advertising industry faces the eventual phasing out of third-party cookies, namely by Google, by 2024, small-to-mid-sized business will face potentially greater challenges in the adoption and transition to digital. While first- party data driven by first-party cookies will still have broad-based advertising support, more robust advertising efforts are expected to experience some level of performance degradation. Specifically, the inability to tie ad impressions to an identity will add to the list of challenges already being faced by small-to-mid-sized businesses. We expect that the destabilization will create significant opportunities for next-generation technology companies that can provide media buying solutions and minimize performance disruption for advertisers and agencies.

The COVID-19 pandemic has put a greater focus on ROI on ad spend performance. Compared to traditional channels, digital ads are more measurable and flexible, which makes them more attractive and resilient.

Our Customers

On the buy-side of our business, our customers consist primarily of purchasers of digital advertising inventory and consulting services. We served the needs of approximately 218 small and mid-sized clients during the fiscal year ended December 31, 2022, consisting of advertising buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. Many advertising agencies and advertising holding companies have a decision-making function that is generally highly decentralized, such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations or “DMOs”), energy, consumer packaged goods (“CPG”) healthcare, education, financial services (including cryptocurrency technologies) and other industries. Some of the significant brands we work with on the buy-side include the Visit Virginia Beach, City of Colorado Springs, Pigeon Forge, and Emory University.

On the sell-side of our business, the Colossus SSP, the buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 80,000 advertisers per month in 2021, which has increased to approximately 114,000 in December 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization (“SPO”) agreements directly with buyers. As part of these agreements, we are providing advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

Our Competitive Strengths

We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:

●	End-to-End, Technology-Driven Solution Focused on Providing Higher Value to Underserved Markets. Our small and mid-sized client base is seeking high ROI, low customer acquisition costs and measurable results that grow their topline. Because we focus exclusively on the first and last miles of media delivery, we engage clients at the front-end of the digital supply chain with the first dollar of spend, in many cases prior to agency involvement, and drive data-driven results across the digital advertising ecosystem to optimize ROI. We offer an end-to-end solution that enables us to set and carry- out the digital campaign strategy of our clients in full, in a more efficient and less expensive manner than some of our competitors. Small and mid-sized companies are looking for partners that can drive results across the entire digital supply

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
●	Comprehensive Processes Enhance Ad Inventory Quality and Reduce Invalid Traffic (“IVT”). We operate what we believe to be one of the most comprehensive processes in the digital advertising ecosystem to enhance ad inventory quality. In the advertising industry, inventory quality is assessed in terms of IVT, which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in 2022, less than 1% of inventory was determined to be invalid by our accredited verification partners, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including: sophisticated technology, which detects and avoids invalid traffic on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.
●	Curated Data-Driven Sell-Side Platform to Support Buy-Side. The Colossus SSP enables us to gather data to build and develop unique product offerings for our clients. The ability to curate our supply allows us to serve a broad range of clients with challenging and unique advertising needs and optimize campaign performance in a way that our siloed competitors are unable to do. This model, together with our infrastructure solutions and ability to quickly access excess server capacity, helps us scale up efficiently and allows us to grow our business at a faster pace than a pure buy-side solution would. We also provide clients access to our proprietary data through our data management platform, which only increases with continued use of our platform. We believe that the integration of data and decisioning within a single platform enables us to better serve our clients.
●	High Client Retention Rate and Cross Selling Opportunities. During the fiscal year ended December 31, 2022, we had approximately 218 clients on the buy-side and 114,000 buyers on the sell-side. They understand the independent nature of our platform and relentless focus on driving ROI-based results. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenues for the fiscal years ended December 31, 2022 and 2021. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
●	Growing and Profitable Business Model. We have grown our revenue steadily and have been increasing our gross profit, which we believe demonstrates the power of our technology platform, the strength of our client relationships and the leverage inherent to our business model. On September 30, 2020, we acquired Orange142 to further bolster our overall buy-side advertising platform and enhance our offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and others, with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. For the years ended December 31, 2022 and 2021, our net income/(loss) was $4.2 million and $(1.5) million, respectively, and Adjusted EBITDA, a non-GAAP financial measure, for the years ended December 31, 2022 and 2021 was $10.2 million and $6.4 million, respectively. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of non-GAAP financial measures to the most directly comparable measures calculated in accordance with GAAP.
●	Solutions for the Destabilization of Advertising. As a result of the impending phase out of third-party cookies by 2024 by Google, we have begun integrating identity resolution solutions in order to provide our clients with accurate, targeted advertising without cookies. We believe these solutions provide higher CPM

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
●	Experienced Management Team. Our management team, led by our two founders, has significant experience in the digital advertising industry and with identifying and integrating acquired businesses. Specifically, our two founders, Chairman and Chief Executive Officer Mark Walker and President Keith Smith, have over 45 years of combined experience. The team has led digital marketing efforts for companies both large and small, with unique experience leading small and mid-sized companies through the challenges of transitioning platforms into the programmatic advertising space. Our Chief Technology Officer, Anu Pillai, is experienced in developing digital platforms on both the buy-side and sell-side, ranging from consumer-packaged goods (“CPG”) companies focused on e-commerce to publishers seeking to monetize their ad inventory. Our Chief Financial Officer, Susan Echard, a former senior auditor at Ernst & Young LLP, has significant experience working with public companies directly as well a strong background with mergers and acquisitions. Our Chief Growth Officer, Maria Lowrey, was named a top 100 Diversity Leader in Energy and has over 20 years of senior level leadership experience working across energy, home services, and steel sectors.
●	ESG-Centered Strategy. We believe our business strategy promotes the ideals of a business focused on environmental, social and governance (“ESG”) issues, with particular focus on social and governance issues. Our unique focus has already resulted in numerous partnerships with both large and small advertisers as the multicultural market continues to grow and expand.

Social, Diversity and Governance

We believe it is essential for our organization, from top to bottom, to understand and relate to the issues our clients face on both the buy-side and sell-side. Our founding owners are of African-American descent and founded our Company on multicultural principles designed to alleviate the challenges that buyers and publishers face accessing an expansive multicultural market. Our management team reflects the tone and tenor of our multicultural audiences and our policies on gender equality and gender pay. More than 70% of our management are women and/or identify as being from a diverse background, including all five of our executive officers.

Environmental

Our platform requires significant amounts of information to be stored across multiple servers and we anticipate those amounts to increase significantly as we grow. We are committed to ensuring that we incorporate environmental excellence in our business mindset. Energy use, recycling practices and resource conservation are a few of the factors we take into consideration in building our technological infrastructure, selecting IT partners, and utilizing key suppliers. In the first half of 2023, we expect to transition our server platform to HPE Greenlake, which is centered on environmentally-friendly operations and marketed as “Greenlake-as-a-service,” through which we promote its energy conservation principles. We opted for HPE GreenLake’s as-a-service model because it represents a shift towards supplier responsibility for the elimination of wasted infrastructure and processing capacity. Our needs are metered and monitored, providing insights that can lead to significant resource and energy efficiencies by avoiding overprovisioning and optimizing the IT refresh cycle. This enables us to bring existing equipment to the highest levels of utilization and to eliminate idling equipment that drains energy and resources, yielding both environmental and financial savings.

Our Growth Strategy

We have a multi-pronged growth strategy designed to continue to build upon the momentum we have generated so far in order to create opportunities. Our key growth strategies include our plans to:

●	Continue to expand our highly productive “on the ground” buy-side and sell-side sales teams throughout the United States, with a particular focus on markets where we believe our client base is underserved.
●	Utilize management’s experience to identify and close additional acquisition opportunities to accelerate expansion into new industry verticals, grow market share and enhance platform innovation capabilities.
●	Leveraging our end-to-end product offering as a differentiating factor to win new business and cross- sell to existing clients.
●	Aggressively grow the Colossus SSP advertising inventory, including both multicultural and general inventory. We aim to increase our omni-channel capabilities to focus on highest growth content formats such as OTT/CTV audio (such as podcasts, etc.), in-app and others.
●	Continued innovation and development of our data management platform and proprietary ID Lake and collection of first-party data to inform decision-making and optimize client campaigns.
●	Invest in further optimization of our infrastructure and technology solutions to maximize revenue and operating efficiencies.

Revenues

We generate revenues through a broad range of offerings throughout our technology platforms. On the buy-side of our business, our technology drives the design and execution of advertising strategies across an array of digital channels including programmatic display, social, paid search, mobile, native, email, video advertising, OTT/CTV, audio, digital out-of-home (“DOOH”) and more. In the world’s constantly shifting and expanding digital landscape, where it is easy for “set it and leave it” mentalities and impersonal algorithms to steer digital advertising campaigns, our data-driven technologies enable customized ROI-focused outcomes for our clients. Our team is made up of savvy digital strategists, skilled software developers, experienced ad buyers or traders, expert technicians and data analysts. We have a wide variety of small and mid-sized companies representing numerous industry verticals such as travel, healthcare, education, financial services, and consumer goods and services. We are typically engaged on an “insertion order” or master services agreement, with the typical engagement driven by the campaign goals of the client. For our mid- sized clients, we typically engage on a long-term contractual basis ranging from one to five years, while our smaller clients tend to engage on a shorter duration of less than one year despite the fact that many of our smaller clients have been long-term clients well in excess of one year.

On the sell-side of our business, through our proprietary Colossus SSP, we generate revenues by enabling programmatic media buyers to buy ad inventory from our host of publishers and content creators aggregated to provide access to buyers at scale. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. As of December 31, 2022, the platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. Through our platform, media buyers are able to buy approximately 111 billion monthly impressions across many unique audiences including multicultural audiences at scale with 10 billion, or 13%, of those impressions being diverse and multicultural- focused, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers. We charge a standard fee to our publishers for providing access to a host of media buyers on a daily basis. Our publishers, through our platform, had access to more than 114,000 buyers of ad inventory in December 2022. We have a sales team working on behalf of our publishers to enlist more ad buyers across all media channels to generate more revenue for our publishers. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

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

Sell-Side Competition

On the sell-side of the digital advertising industry, competition is robust but more limited in that there were approximately 80 SSPs in operation including Pubmatic, Magnite and Acuity Ads. We continue to refine our offering so that it remains competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. We achieve this by ensuring that we have the right integrations and implementations in place. Our traffic verification partner is directly integrated within our exchange to ensure inventory quality on a real-time basis. We partner with an accredited Media Rating Council vendor to provide an added layer of security through sophisticated IVT detection and filtration. We believe that our verification with the Trustworthy Accountability Group indicates our status as a trusted player in the digital advertising ecosystem. Through our direct integration with The Media Trust’s Creative Quality Assurance (QA) product, we detect and eliminate the serving of malicious ads in real time, and by transacting on a universal cookie ID, consumers are served more relevant ads, advertisers reach more valuable users and publishers can match their audience data. In the end, we believe these factors enable our sales team to promote the advantages of our platform and drive greater adoption of Colossus SSP.

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

Human Capital Resources

As of December 31, 2022, we had 69 employees, the majority of whom are full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and believe our relations with our employees are good. We promote a diverse workforce and believe that it fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion are part and parcel of our ability to meet the needs of our customers. Respect for human rights and a commitment to ethical business conduct are fundamental to our business model. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

We own intellectual property related to our owned sites. We acquired the license to our proprietary Colossus SSP platform in 2022 from our third-party developer.  As of December 31, 2022, we owned approximately four websites and URLs in varying stages of development to support our marketers advertising efforts. We also hold five U.S. registered trademarks and two pending trademark registration applications.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our filings are available to you on the internet website maintained by the SEC at www.sec.gov. We also maintain an internet website at www.directdigitalholdings.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A. Risk Factors

Summary of Material Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:

●	our revenue and operating results are highly dependent on the overall demand for advertising that could be influenced by economic downturns;
●	the market for programmatic advertising campaigns is relatively new and evolving, so if this market develops more slowly or differently than we expect, our business, growth prospects and results of operations would be adversely affected;
●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition;
●	a significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems could be detrimental to our business, reputation and results of operations;
●	if the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, operating results and financial condition could be harmed;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results;
●	if the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations, and financial condition could be adversely affected;
●	the market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors;
●	high customer concentration exposes us to all of the risks faced by our major customers and may subject us to significant fluctuations or declines in revenues;
●	we have a limited operating history and, as a result, our past results may not be indicative of future operating performance;
●	our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation;
●	we are a holding company. Our principal asset is our interest in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable

Agreement) and dividends. DDH LLC’s ability to make such distributions may be subject to various limitations and restrictions;
●	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, DDM would benefit from any value attributable to such cash as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and
●	the requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

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

On the sell-side, we compete with smaller, privately-held companies and with public companies such as Pubmatic, Magnite, and Acuity Ads. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships or offer services at lower prices. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition than we have, actively seek to serve our market, and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising on their own or through another platform without leveraging our buy-side business. Potential customers may also prefer to leverage larger sell-side platforms rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.

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

We intend to continue to grow our business, which may require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance requirements or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

The effects of health pandemics have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health pandemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread curtailed the movement of people, goods and services worldwide during 2020 and 2021, including in the regions in which we and our clients and partners operate, and are significantly impacted economic activity and financial markets during this time. Many marketers decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity and other COVID-related impacts, which negatively impacted some parts of our business, and may in the future negatively impact, our revenue and results of operations, should the pandemic once again become acute and/or severe.

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

A limited number of our major customers have contributed a significant portion to our revenues in the past. Our revenue from the top two largest customers accounted for approximately 69% and 41% of our total revenues in the fiscal years ended December 31, 2022 and 2021, respectively. Our revenue from our top ten largest customers accounted for approximately 83% and 60% of our total revenues in the fiscal years ended December 31, 2022 and 2021, respectively. Although we continually seek to diversify our customer base, we cannot assure you that the proportion of the revenue contribution from these customers to our total revenues will decrease in the near future. Dependence on a limited number of major customers will expose us to the risks of substantial losses and may increase our accounts receivable and extend its turn-over days if any of them reduces or even ceases business with us. Specifically, any one of the following events, among others, may cause material fluctuations or declines in our revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:

●	an overall decline in the business of one or more of our significant customers;
●	the decision by one or more of our significant customers to switch to our competitors;
●	the reduction in the prices for our services agreed by one or more of our significant customers; or
●	the failure or inability of any of our significant customers to make timely payment for our services.

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

The success of our buy-side advertising business depends on our ability to deliver effective digital advertising campaigns to publishers, advertisers and agencies. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given digital advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self- regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business, any of which could have a material adverse effect on our business, prospects or results of operations.

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

●	Maintain our reputation and build trust with advertisers and digital media property owners;
●	Offer competitive pricing to publishers, advertisers and digital media agencies;
●	Maintain quality and expand quantity of our advertising inventory;
●	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;
●	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
●	Identify, attract, retain and motivate qualified personnel; and
●	Cost-effectively manage our operations.

If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, revenue may not necessarily grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic advertising matures due to a number of factors including quantity discounts and product, media, customer and channel mix shifts. A significant change in revenue as a percentage of spend could result in an adverse change in our business and growth prospectus. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock.

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

Our business depends on the overall demand for advertising and on the economic health of advertisers and publishers that benefit from our platform. Economic downturns or unstable market conditions, such as those potentially created by high price inflation, increasing interest rates and the lingering effects of COVID-19, or geopolitical instability, such as those potentially created by Russia’s invasion of Ukraine, may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, results of operations, and financial condition. As we explore new countries into which we can expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.  Additionally, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have recently and may in the future lead to market-wide liquidity problems, which could also lead advertisers to decrease their advertising budgets and/or reduce their spend though our platform. This uncertainty regarding liquidity concerns in the financial services industry could adversely impact our business, our business partners, or industry as a whole in ways that we cannot predict at this time.

We have identified a material weakness in our internal control over financial reporting related to our controls over the completeness of revenue, which could, if not remediated, result in material misstatements in our financial statements.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Annual Report on Form 10-K, the Company identified a material weakness in its internal control over the completeness of  revenue.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company concluded that its internal control over the completeness of revenue  was not effective as of December 31, 2022.

The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over the completeness of revenue  and remediate this material weakness. If these remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. In addition, if we are unable to successfully remediate the material weakness, our ability to produce timely and accurate financial statements, comply with applicable laws and regulations will be impaired. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek additional amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Failure to produce timely and accurate financial statements could also impair our access to the capital markets and/or materially and adversely impact the trading price of our Class A common stock.

Furthermore, as we grow our business, our disclosure controls and internal controls will become more complex, and we may require significantly more resources to ensure the effectiveness of these controls. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, we may need to devote additional management and other resources to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, prospects, financial condition and results of operations.

We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.

We may be required to delay recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

●	the transaction involves both current products and products that are under development;
●	the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products;
●	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or
●	the transaction involves performance milestones or payment terms that depend upon contingencies.

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

Our credit facilities subject us to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

●	dispose of or sell our assets;
●	engage in any business other than our current business and substantially similar businesses;
●	consolidate or merge with other entities;
●	incur additional indebtedness;
●	create liens on our assets except as otherwise permitted under the credit facilities;
●	pay certain dividends;

●	directly and indirectly make investments other than as permitted under the credit facilities;
●	directly and indirectly enter into transactions with affiliates; and
●	make any payment on or redeem subordinated indebtedness.

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

Our ability to renew our existing term credit facility with Lafayette Square Loan Servicing, LLC, which matures on December 3, 2026, or to enter into a new revolving credit facility may be limited due to various factors, including the status of our business, global credit market conditions and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs and reduce our operating flexibility.

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

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations to which we are now subject relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These new obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition. We expect that compliance with these requirements will increase our compliance costs. We have hired and engaged outsourced additional accounting staff and tax personnel with appropriate public company experience and technical accounting knowledge, and may hire or contract for more personnel in the future. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of these costs.

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

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. For Colossus SSP, many advertisers devote a disproportionate amount of their advertising budgets to the third and fourth quarters of the calendar year to coincide with the annual holiday purchasing season, and buyers may spend more in the second and third quarters for seasonality and budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the second, third or fourth quarters, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the impacts of inflation, increasing interest rates and the war in Ukraine on the economy in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

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

Additionally, in July 2022, Alphabet Inc.’s Google subsidiary (“Alphabet”) announced that it would delay its Chrome web browser timeline for the depreciation of cookies to 2024. In March 2021, Alphabet announced that it would not build alternate identifiers to track individuals as they browse across the web, nor would Google use them in its products. These changes, and other privacy controls that may be put in place by other web companies in the future, have the potential to have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or effectiveness and value of advertising.

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

Our buy-side clients include destination marketing organizations (“DMOs”), which often operate as public/private partnerships involving a national, provincial, state and local governmental entity.

Our work for DMOs carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

●	Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
●	Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, or challenges to government contracts awarded to us, may adversely affect our reputation.
●	Government contracts can be challenged by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer project implementation and revenue recognition.
●	Terms and conditions of government contracts also tend to be more onerous and difficult to negotiate. For example, these contracts often contain high liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.
●	Political and economic factors such as pending elections, the outcome of elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.
●	If a government client discovers improper or illegal activities during audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.
●	U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

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

As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, results of operations and financial condition, including risks arising from:

●	difficulties in integrating the operations, technologies, product or service offerings, administrative systems and personnel of acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;
●	ineffectiveness or incompatibility of acquired technologies or solutions;
●	potential loss of key employees of the acquired business;
●	inability to maintain key business relationships and reputation of the acquired business;
●	diversion of management attention from other business concerns;
●	litigation arising from the acquisition or the activities of the acquired business, including claims from terminated employees, customers, former stockholders or other third parties;
●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk of liability;
●	complications in the integration of acquired businesses or diminished prospects;

●	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and
●	failure to accurately forecast the impact of an acquisition transaction; and implementation or remediation of effective controls, procedures, and policies for acquired businesses.

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

Risks Related to Legal and Regulatory Matters

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

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our equity interest in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses and dividends.

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

We anticipate that DDH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of DDH LLC and will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which could be significant. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information. Furthermore, our allocable share of DDH LLC’s net taxable income will increase over time as DDM redeems or exchanges its LLC Units for shares of our Class A common stock.

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

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will possibly accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due thereunder. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information. In addition, if DDH LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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

No adjustments to the redemption or exchange ratio of LLC Units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, buy additional LLC Units or lend them to DDH LLC, this may result in shares of our Class A common stock increasing in value relative to the LLC Units. The holders of LLC Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in redemption of or exchange for their LLC Units or if we acquire additional LLC Units (whether from DDH LLC or from holders of LLC Units) at a price based on the market price of our Class A common stock at the time. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” and “Dividend Policy” for further information.

The Tax Receivable Agreement with DDM and DDH LLC requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.

As a party to the Tax Receivable Agreement with DDH LLC and DDM, we are required to make cash payments to DDM equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances, are deemed to realize (calculated using certain assumptions) as a result of (i) increases in the tax basis of assets of DDH LLC resulting from (a) any future redemptions or exchanges of LLC Units described under Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” and (b) payments under the Tax Receivable Agreement and (ii) certain other tax benefits arising from payments under the Tax Receivable Agreement. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information. While the actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange, the extent to which such redemptions or exchanges are taxable, future tax rates, and the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the basis adjustments), we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of DDH LLC attributable to our interests in DDH LLC, during the expected term of the Tax Receivable Agreement, the payments that we may make to DDM could be significant.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. DDM will not reimburse us for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, except that any excess payments made by us to DDM under the Tax Receivable Agreement will be netted against future payments that we might otherwise be required to make to DDM under the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be sufficient future cash payments against which the prior payments can be fully netted. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. Therefore, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to DDM (the “Tax Attributes”). See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence.”

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of DDH LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, results of operations and financial condition.

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

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon DDM that do not benefit the holders of our Class A common stock to the same extent. The Tax Receivable Agreement we entered into with DDH LLC and DDM provides for the payment by us to DDM of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Tax Attributes. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of purchases of LLC Units and LLC Unit exchanges and the resulting amounts we are likely to pay out to DDM pursuant to the Tax Receivable Agreement; however, we estimate that such payments may be substantial. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information. Although we retain 15% of the amount of such tax benefits that are actually realized, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreement, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the Tax Attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect to be available as a result of the Tax Attributes, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and stockholders’ equity could be negatively affected. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information.

DDH is controlled by DDM, whose interests may differ from those of our public stockholders.

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, controls approximately 78.2% of the combined voting power of our common stock through its ownership of Class B common stock. DDM is and will, for the foreseeable future, be able to substantially influence, through its ownership position, our corporate management and affairs, and is able to control virtually all matters requiring stockholder approval. DDM is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of DDM may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, DDM may have different tax positions from us, especially in light of the Tax Receivable Agreement, which could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when DDH should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration DDM’s tax or other considerations, which may differ from the considerations of us or our other stockholders. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information.

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

Sales of substantial blocks of our Class A common stock or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.

Sales of substantial blocks of our Class A common stock or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. We currently have 2,902,200 shares of Class A common stock outstanding. All of the shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

We have also registered the offer and sale of all shares of Class A common stock that we may issue under our equity compensation plans on a Form S-8 registration statement filed with the Securities and Exchange Commission.

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

●	changes in demand for our platform, including related to the seasonal nature of spending on digital advertising campaigns;
●	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services;
●	changes in our customer base and platform offerings;
●	the addition or loss of customers;
●	changes in advertising budget allocations, agency affiliations or marketing strategies;
●	changes to our product, media, customer or channel mix;
●	changes and uncertainty in the regulatory environment for us, advertisers or publishers;
●	changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
●	changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
●	disruptions or outages on our platform;
●	the introduction of new technologies or offerings by our competitors;
●	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
●	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
●	the length and unpredictability of our sales cycle; and
●	costs related to acquisitions of businesses or technologies, or employee recruiting.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
●	provide that, after a removal for cause, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	prohibit cumulative voting in the election of directors;
●	require the affirmative vote of the holders of 66 2/3% of the voting power of our outstanding common stock to amend certain provisions of our certificate of incorporation and bylaws;
●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	restrict the forum for certain litigation against us to Delaware or federal courts;
●	permit our board of directors to alter our bylaws without obtaining stockholder approval; and
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”). These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time without the approval of our board of directors. In addition, our credit facilities include, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to us, which also could discourage, delay or prevent a business combination transaction.

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

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may continue to avail ourselves of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an emerging growth company through the year ending December 31, 2027. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock and warrants less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock and warrants less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and warrants, and the prices of our Class A common stock and warrants may be more volatile.

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

Technology stocks historically have experienced high levels of volatility. The trading price of our Class A common stock and warrants may fluctuate substantially. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock and warrants. Factors that could cause fluctuations in the trading price of our Class A common stock and warrants include the following:

●	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
●	announcements of new solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
●	price and volume fluctuations in the overall stock market from time to time;
●	changes in how customers perceive the benefits of our platform and future offerings;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	sales of large blocks of our Class A common stock or warrants;
●	actual or anticipated changes or fluctuations in our results of operations or financial projections;
●	changes in actual or future expectations of investors or securities analysts;
●	litigation involving us, our industry or both;
●	governmental or regulatory actions or audits;
●	regulatory developments applicable to our business, including those related to privacy in the United States or globally;
●	general economic conditions and trends;
●	major catastrophic events in our domestic and foreign markets; and
●	departures of key employees.

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

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, beneficially owns approximately 78.2% of the combined voting power of our Class A and Class B common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

●	a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;
●	a compensation committee that is composed entirely of independent directors; and
●	director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

Our headquarters are located in Houston, Texas, where we occupy a facility with approximately 7,400 square feet under a lease that expires in February 2030. We have permanent offices and/or a co-work office presence in five other office locations across the United States: Austin, Atlanta, New York, Virginia and Colorado Springs. These offices or workspaces are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.

ITEM 3.Legal Proceedings

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

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “DRCT,” and our warrants are traded on The Nasdaq Capital Market, under the symbol “DRCTW.”

Holders

As of April 17, 2023, there are three holders of record of our outstanding Class A common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records. A substantially greater number of holders of our Class A Common Stock are beneficial owners of common stock whose shares are held in the names of banks, brokers, dealers or clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock. We currently anticipate that we will retain all future earnings for the operation of our business and we do not currently intend to pay any cash dividends on our Class A common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 11 “Equity Compensation” of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.[Reserved.]

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws that are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

●	our dependence on the overall demand for advertising, which could be influenced by economic downturns;
●	any slow-down or unanticipated development in the market for programmatic advertising campaigns;
●	the effects of health epidemics;
●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
●	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
●	any unavailability or non-performance of the non-proprietary technology, software, products and services that we use;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
●	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;

●	any inability to compete in our intensely competitive market;
●	any significant fluctuations caused by our high customer concentration;
●	our limited operating history, which could result in our past results not being indicative of future operating performance;
●	any violation of legal and regulatory requirements or any misconduct by our employees, subcontractors, agents or business partners;
●	any strain on our resources, diversion of our management’s attention or impact on our ability to attract and retain qualified board members as a result of being a public company;
●	as a holding company, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends;
●	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement), which, to the extent not distributed as dividends on our Class A common stock, would benefit DDM as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and
●	other factors and assumptions discussed in this Annual Report on Form 10-K under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. (“Holdings”) is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager, of Direct Digital Holdings, LLC (“DDH LLC”), which operates the business formed in 2018 through the acquisition of Huddled Masses LLC (“Huddled Masses™” or “Huddled Masses”), a buy-side marketing platform, and Colossus Media LLC (“Colossus Media”), a sell-side marketing platform.

On September 30, 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services and consumer products with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.

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

Both buy-side advertising businesses, Huddled Masses and Orange142, offer technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”). Colossus Media is our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™ (“Colossus SSP”). Colossus SSP is a stand-alone tech-enabled, data-driven sell-side platform (“SSP”) that helps deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers, as well as other specific audiences.

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

Recent Developments

Silicon Valley Bank Financing

On January 9, 2023, we entered into a Loan and Security Agreement (the “SVB Loan Agreement”), by and among Silicon Valley Bank, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media and Orange142, as borrowers. The SVB Loan Agreement provides for a revolving credit facility (the “SVB Revolving Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which may increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the Credit Facility mature on September 30, 2024 unless the Credit Facility is otherwise terminated pursuant to the terms of the Loan Agreement.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver.

As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13,2023, the Company issued a notice of termination of the SVB Loan Agreement and is in the process of terminating the SVB Revolving Credit Facility. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC.  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations.  Additionally, based on the Company’s expectations of its cash flow from operations and the available cash held by the Company, the Company believes that it will have sufficient cash resources to finance its operations and service any debt obligations for at least the next twelve months following the issuance of this Annual Report on Form 10-K.  However, uncertainty remains over liquidity concerns in the financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2022	2021
Revenue	$89,359,733	$38,136,862
Operating income	$7,978,939	$4,384,600
Net income (loss)	$4,166,603	$(1,507,097)
Adjusted EBITDA (1)	$10,169,173	$6,357,603
Net cash provided by operating activities	$2,128,666	$3,751,151
(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss, please see “– Non-GAAP Financial Measures.”

Key Factors Affecting Our Performance

We believe our growth and financial performance are dependent on many factors, including those described below.

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We served the needs of approximately 218 small and mid-sized clients during the fiscal year ended December 31, 2022, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses for their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue during the fiscal year ended December 31, 2022. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform.  The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns. .

Shift to Digital Advertising

Media has increasingly become more digital as a result of three key ongoing developments:

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 80,000 advertisers per month in 2021, which increased to approximately 114,000 in December 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Enhancing ad inventory quality

In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in fiscal 2022, less than 1% of inventory was invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the year ended December 31, 2022, we processed approximately 3.4 trillion bid requests.

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

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the first half of 2023, we expect to transition our server platform to HPE Greenlake, which we expect will provide increased capacity, faster response time, and expansion capabilities to align with growth in our business.

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

Operating expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance, and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits, and taxes), general and administrative expenses for rent expense, professional fees, independent contractor costs, selling and marketing fees, and administrative and operating system subscription costs, insurance, as well as amortization expense related to our intangible assets. In fiscal 2020, we acquired Orange142, and incurred transaction costs primarily consisting of legal fees.

Other (Expense) Income

Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.

Forgiveness of Paycheck Protection Program Loan. During the fiscal years ended December 31, 2021 and 2020, we obtained loans pursuant to the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”). Forgiveness of PPP loans is recognized as a gain in the period it is granted.  On February 16, 2021, the remaining $10,000 balance of the PPP-1 Loan granted in 2020 was forgiven. In March 2021, DDH LLC received the PPP-2 Loan proceeds of $287,143. On April 11, 2022, the balance on the PPP-2 Loan was forgiven.

Interest expense. Interest expense is mainly related to our debt as further described below in “ -Liquidity and Capital Resources.” In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units is classified as a liability, and the corresponding distributions are recognized as interest expense.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2022	2021	Amount	Pcnt
Revenues
Buy-side advertising	$29,348,775	$26,127,787	$3,220,988	12%
Sell-side advertising	60,010,958	12,009,075	48,001,883	400%
Total Revenues	89,359,733	38,136,862	51,222,871	134%

Cost of revenues
Buy-side advertising	10,438,547	9,927,295	511,252	5%
Sell-side advertising	49,599,110	9,780,442	39,818,668	407%
Total cost of revenues	60,037,657	19,707,737	40,329,920	205%

Gross profit	29,322,076	18,429,125	10,892,951	59%

Operating expenses	21,343,137	14,044,525	7,298,612	52%
Income from operations	7,978,939	4,384,600	3,594,339	82%
Other expense	(3,485,739)	(5,828,171)	2,342,432	40%
Income (loss) before taxes	4,493,200	(1,443,571)	5,936,771	411%
Tax expense	326,597	63,526	263,071	414%
Net income (loss)	$4,166,603	$(1,507,097)	$5,673,700	376%
Adjusted EBITDA (1)	$10,169,173	$6,357,603	$3,811,570	60%
(1)	For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $38.1 million in 2021 to $89.4 million in 2022, an increase of $51.2 million or 134%. Buy-side advertising revenue increased $3.2 million or 12%, while sell-side advertising revenue increased $46.7 million, or 389% over fiscal year 2021. The increase in our buy-side advertising revenue was due to both expanded spending from our existing customer base as well as new middle market client spending. The increase in our sell-side advertising revenue was primarily due to a continued increase in impression inventory, as well as increased publisher engagement across general market and underrepresented publisher communities. For the year ended December 31, 2022, the Company processed approximately 111 billion average monthly impressions through its sell-side advertising segment, an increase of 57% from the prior year.  We expect continued organic growth in both our buy-side and sell-side advertising segments over the next twelve months, with our sell-side advertising segment expected to report a higher percentage of our consolidated revenue.

Cost of Revenues

Along with the increase in gross sales across both platforms, we correspondingly experienced an increase in cost of revenues from $19.7 million in 2021 to $60.0 million in 2022, an increase of $40.3 million or 205%. Buy- side advertising cost of revenues increased $0.5 million, to $10.4 million, or 36% of revenue for the year ended December 31, 2022, compared to $9.9 million, or 38% of revenue, for the same period in 2021. The increase in costs were primarily due to the related increase in revenue, while the 2% decrease as a percentage of revenue was due to lower cost of media and related fees. Sell-side advertising cost of revenues increased $39.8 million, to $49.6 million, or 85% of revenue for the year ended December 31, 2022, compared to $9.8 million, or 81% of revenue, for the same period in 2021.  The increase in costs was primarily due to the related increase in revenue, while the 3% increase as a percentage of revenue was due to the mix and concentration of publishers and the related costs.  We expect these higher costs to continue in future fiscal periods.

Gross Profit

Gross profit also increased in the year ended December 31, 2022 to $29.3 million, or 33% of revenue, compared to $18.4 million, or 48% of revenue, for the year ended December 31, 2021, an increase of $10.9 million or 59%. As a percent of revenue, the gross margin decreased 16% due to the higher concentration of revenues from the sell-side advertising segment which carries a lower margin.  Buy-side advertising gross profit increased $2.7 million, primarily due to lower media costs and related fees as well as increased revenue. Sell-side advertising gross profit increased $8.1 million over 2021, primarily due to the increase in revenue over the prior year.

Operating Expenses

The following table sets forth the components of operating expenses for the periods presented.

	Year Ended December 31,		Change
	2022	2021	Amount	Pcnt
Compensation, tax and benefits	$14,124,266	$8,519,418	$5,604,848	66%
General and administrative	7,218,871	5,525,107	1,693,764	31%
Total operating expenses	$21,343,137	$14,044,525	$7,298,612	52%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $8.5 million in 2021 to $14.1 million in 2022, an increase of $5.6 million, or 66%. The increase is due to a one-time severance charge of $0.6 million, as well as headcount additions primarily in our operations area to support our growth, and higher commission expense and bonus expense, partially offset by lower consulting expenses as a result of these consultants being converted to full-time employees.

General and administrative (“G&A”) expenses increased from $5.5 million in 2021 to $7.2 million in 2022. G&A expenses as a percentage of revenue was 8% for 2022, compared to 14% for 2021. The increase in G&A costs during 2022 was primarily due to costs associated with our transition to and operation as a public company. During the year ended December 31, 2022, we invested in systems, increased insurance, incurred additional software fees, and professional fees. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, our board of directors granted stock options and restricted stock units (“RSUs”) to our employees and non-employee directors. The stock options and RSUs granted did not have a material impact to G&A expense for the year ended December 31, 2022.

Other expense

The following table sets forth the components of other income (expense) for the periods presented.

	Year Ended December 31,		Change
	2022	2021	Amount	Pcnt
Forgiveness of Paycheck Protection Program loan	$287,143	$10,000	$277,143	2,771%
Other income	48,419	19,185	29,234	152%
Loss on redemption of non-participating preferred units	(590,689)	(41,622)	(549,067)	1,319%
Gain from revaluation and settlement of seller notes and earnout liability	—	31,443	(31,443)	nm
Loss on early extinguishment of debt	—	(2,663,148)	2,663,148	nm
Interest expense	(3,230,612)	(3,184,029)	(46,583)	1%
Total other expense	$(3,485,739)	$(5,828,171)	$2,342,432	40%

nm – not meaningful

Other expense in 2022 primarily consists of $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units and $3.2 million of interest expense, partially offset by $0.3 forgiveness of the PPP loan and other income. Other expense for 2021 is comprised of approximately $3.1 million of interest expense and $2.7 million associated with the loss on early extinguishment of the SilverPeak Term Loan Facility, partially offset by other income and the forgiveness of the PPP loan.

Interest Expense

Interest expense remained flat in 2022 at $3.2 million compared to 2021.  The higher debt balance and deferred financing fees in 2022 drove higher interest expense, which was offset by the lower dividend interest expense on the preferred units redeemed during the IPO.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on December 31, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$4,047,453	$4,684,431
Working capital	$5,712,680	$4,057,243
Availability under Revolving Credit Facility	$—	$1,798,145

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations and availability under the revolving credit facility. On January 9, 2023 the Company entered into a $5.0 million revolving credit facility agreement with Silicon Valley Bank, and on March 13, 2023, following Silicon Valley Bank’s closure and entry into receivership, the Company issued a notice of termination of the credit facility.  (See Note 15 – Subsequent Events in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2022 and 2021, we had cash and cash equivalents of approximately $4.0 million and $4.7 million, respectively, and as of December 31, 2022 and 2021 we had $0 and $1.8 million, respectively, available under our Revolving Credit Facility with East West Bank (the “Revolving Credit Facility”). On July 26, 2022 we repaid the outstanding balance of $400,000 plus accrued interest and terminated the Revolving Credit Facility as of such date.

Based on our expectations of continued growth in revenue and cash generated from operations in the coming year and the available cash held by us, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Annual Report on Form 10-K. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. In addition to any of these options, or in lieu thereof, we may also choose to secure a new revolving credit facility once the termination of the SVB Loan Agreement with Silicon Valley Bank is finalized. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

In conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak Credit Partners, LP in the amount of $12.8 million. Interest in year one of the facility was 15%, of which 12% was payable in cash monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and we were required to repay a portion of the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest was to be due on the maturity date. The obligations under the 2020 Term Loan Facility were secured by first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries. The 2020 Term Loan Facility contained a number of financial covenants and customary affirmative covenants. In addition, the 2020 Term Loan Facility included a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, and restricted payments. Each of Mark Walker, our Chairman of the Board and Chief Executive Officer, and Keith Smith, our President, provided limited guarantees of the obligations under the 2020 Term Loan Facility. The maturity date of the 2020 Term Loan Facility was September 15, 2023; however, on December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) and used the proceeds to repay and terminate the 2020 Term Loan Facility.

Also, in conjunction with the acquisition of Orange142 on September 30, 2020, DDH LLC and each of its subsidiaries as co-borrowers entered into the Revolving Credit Facility with East West Bank that provided for a revolving credit facility with East West Bank in the amount of up to $4.5 million with an initial availability of $1.0 million. On December 17, 2021, we amended the Revolving Credit Facility to increase the availability to $5.0 million with an initial availability of $2.5 million. The loans under the Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and at December 31, 2021, the rate was 7.0% with a 0.50% unused line fee. The maturity date of the Revolving Credit Facility was September 30, 2022, however, on July 26, 2022, the Company repaid the $400,000 that was outstanding pursuant to the Revolving Credit Facility and terminated the Revolving Credit Facility as of such date. The Revolving Credit Facility was secured by the trade accounts receivable of DDH LLC and guaranteed by the Company. The Revolving Credit Facility contained customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events. DDH LLC was in compliance with all of its financial covenants under the Revolving Credit Facility and the 2020 Term Loan Facility as of December 31, 2021, and such financial covenants were no longer binding on the Company as December 31, 2022.

On December 3, 2021, DDH LLC entered into the 2021 Credit Facility with Lafayette Square, as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest per annum equal to LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility as amended by the Term Loan Amendment (as defined below) is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 7.00% per annum if the consolidated total net leverage ratio is less than 1.00 to 1.00 and up to 10.00% per annum if the consolidated total net leverage ratio is greater than 3.50 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum based upon DDH LLC’s participation in each of certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets and property of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a secured pledge and guarantee by the Company. The 2021 Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.  In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement (the “Term Loan Amendment”) with DDH LLC, Colossus Media, Huddled Masses, Orange142, USDM, LLC, Lafayette Square, and the Lenders party thereto, pursuant to which the Company was joined as a guarantor of the obligations under the 2021 Credit Facility.

Pursuant to the Term Loan Amendment, DDH LLC will indemnify the Company from and against any claims, losses, costs, charges and other liabilities incurred by the Company arising from the Company’s guarantor obligations under the 2021 Credit Facility and related term loan documents. Additionally, under the Term Loan Amendment, DDH LLC borrowed $4,260,000 under the Delayed Draw Loan. The Delayed Draw Loan is required to be repaid in quarterly installments payable on the last day of each fiscal quarter in an amount equal to (i) commencing with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending December 31, 2023, $26,250, and (ii) commencing March 31, 2024 and continuing on the last day of each fiscal quarter thereafter, $52,500, with a final installment due December 3, 2026 in an amount equal to the remaining entire principal balance thereof. After giving effect to the Delayed Draw Loan on the effective date of the Term Loan Amendment, no additional delayed draw loans will be available under the 2021 Credit Facility.

On July 28, 2022, DDH LLC entered into the Second Amendment to Redemption Agreement with USDM Holdings, Inc. that amends the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc., dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022. The Second Amendment to Redemption Agreement, among other things, amends the remainder of the principal and interest for the Common Units Redemption Price (as defined in the Original Redemption Agreement) to be $3,998,635.

Pursuant to the terms of the Term Loan Amendment, proceeds of the Delayed Draw Loan were used to repay in full the outstanding balance and related expenses of the Original Redemption Agreement, as well as other transaction costs.

Since the conclusion of the fiscal year ended December 31, 2022, we entered into the SVB Loan Agreement on January 9, 2023 with Silicon Valley Bank. The SVB Loan Agreement provides for the SVB Revolving Credit Facility in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which may increase the aggregate principal amount of the SVB Revolving Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility mature on September 30, 2024, unless the SVB Revolving Credit Facility is otherwise terminated pursuant to the terms of the SVB Loan Agreement.

Borrowings under the SVB Revolving Credit Facility bear interest at a floating rate per annum equal to the greater of (i) 6.25% and (ii) the prime rate plus the prime rate margin; provided, that during the periods when the borrowers have maintained liquidity (as described below) of at least $7,500,000 during the immediately preceding three-month period of time (the “Streamline Period”), the outstanding principal amounts of any advances will accrue interest at a floating rate per annum equal to the greater of (a) 5.75% and (b) the prime rate plus the prime rate margin. For purposes of the Loan Agreement, the prime rate is determined by reference to the “prime rate” as published in The Wall Street Journal or any successor publication thereto, and the prime rate margin will be 1.50%; provided, that during a Streamline Period, the prime rate margin will be 1.00%.

At our option, the Company may at any time prepay the outstanding principal balance of the SVB Revolving Credit Facility in whole or in part, without penalty or premium. Interest on the principal amount of borrowings under the SVB Revolving Credit Facility is payable in arrears on a monthly basis on the last calendar day of each month, on the date of any prepayment of the SVB Revolving Credit Facility and on the maturity date.

The Company is required to maintain compliance at all times with a liquidity covenant requiring us to maintain liquidity of not less than $5 million, where liquidity is defined as the sum of the borrowers’ unrestricted cash and cash equivalents held at Silicon Valley Bank plus availability under the SVB Revolving Credit Facility. The SVB Revolving Credit Facility is secured by all or substantially all of the borrowers’ personal property and assets (subject to the limitations expressly set forth in the SVB Loan Agreement).

The SVB Loan Agreement contains customary representations and warranties and includes affirmative and negative covenants applicable to the borrowers thereto and their respective subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on indebtedness, liens, investments, mergers, dispositions, pledges of the Company’s assets to other parties, prepayment of other indebtedness and dividends and other distributions.

The SVB Loan Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, material inaccuracy of representations and warranties, cross-default to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and change of control, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the SVB Loan Agreement.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023 the Company issued a notice of termination of the SVB Loan Agreement and is in the process of terminating the SVB Revolving Credit Facility. Prior to issuing the notice of termination, the Company received a consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under the 2021 Credit Facility with Lafayette Square.  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations. Additionally, based on the Company’s expectations of its cash flow from operations and the available cash held by the Company, the Company believes that it will have sufficient cash resources to finance its operations and service any debt obligations for at least the next twelve months following the issuance of this Annual Report on Form 10-K. However, uncertainty remains over liquidity concerns in the financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Consolidated Statement of Cash Flow Data:

	For the Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$2,128,666	$3,751,151
Net cash used in investing activities	(687,957)	—
Net cash used in financing activities	(2,077,687)	(678,718)
Net (decrease) increase in cash and cash equivalents	$(636,978)	$3,072,433

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

For the Years Ended December 31, 2022 and 2021

Cash flows from operating activities decreased from $3.8 million provided by operating activities for the year ended December 31, 2021 to $2.1 million provided by operating activities for the year ended December 31, 2022. The period-over-period decrease of $1.7 million was primarily due to a $15.2 million increase related to changes in accounts receivable and $1.8 million decrease in deferred revenues due to the increase in revenue and timing of collection of payments from customers, as well as a $1.3 million increase in prepaids primarily related to costs associated with becoming public company.  This is partially offset by $5.7 million of higher net income, a $7.5 million increase in accounts payable and a $3.0 million increase for changes in accrued liabilities related to the increase in cost of revenues and timing of payments to vendors.

Cash Flows from Investing Activities

For the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, the Company acquired property, equipment and software for $0.7 million of which $19,479 is included in accounts payable as of year-end.

Cash Flows Provided by Financing Activities

For the Years Ended December 31, 2022 and 2021

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

During the year ended December 31, 2022, net cash used in financing activities increased by $1.4 million, from $(0.7) million used in financing activities for the year ended December 31, 2021 to $(2.1) million used in financing activities for the year ended December 31, 2022. During the year ended December 31, 2022, we received net proceeds of $11.2 million related to our issuance of Class A common units and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $14.2 million. We also borrowed $4.3 million under the Delayed Draw Loan during the year ended December 31, 2022.  Also during the year ended December 31, 2022, we paid $0.4 million related to the Revolving Credit Facility, paid our quarterly debt obligation on the 2021 Credit Facility of $0.6 million, paid additional deferred financing costs related to 2021 Credit Facility and the Revolving Credit Facility amended in late 2021 of $0.5 million, and members of DDH LLC received tax distributions of $1.7 million.

During the year ended December 31, 2021, we received $22.0 million under the 2021 Credit Facility with Lafayette Square, incurred $2.2 million of deferred financing fees, paid $15.7 million to extinguish the 2020 Term Loan Facility, and redeemed $3.5 million of non-participating Preferred A Units.  We also paid $0.4 million to the Former shareholder for amounts due under their Seller Notes and Seller Earnouts and received proceeds from the government for PP loans of $0.3 million.  Members of DDH LLC received tax distributions of $1.2 million.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $154,490 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026, $163,474 in 2027 and $398,102 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $655,000 in 2023, $1.3 million in 2024, $1.3 million in 2025, $1.3 million in 2026, $1.3 million in 2027, and $19.9 million thereafter, assuming we do not refinance our indebtedness or enter into a new revolving credit facility.

We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for acquisition transaction costs, forgiveness of Paycheck Protection Program loans, gain from revaluation and settlement of seller notes and earnout liability, loss on early extinguishment of debt, and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss).

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented:

	Year Ended December 31,
	2022	2021
Net Income (Loss) [1]	$4,166,603	$(1,507,097)
Add back (deduct):
Amortization of intangible assets	1,953,819	1,953,818
Depreciation and amortization of property and equipment	34,218	—
Interest expense	3,230,612	3,184,029
Loss on early extinguishment of debt	—	2,663,148
Tax expense	326,597	63,526
Stock-based compensation	153,778	—
Forgiveness of PPP loan	(287,143)	(10,000)
Gain on seller earnout revaluation	—	(31,443)
Loss on early redemption of non-participating preferred units	590,689	41,622
Adjusted EBITDA	$10,169,173	$6,357,603

__________________

[1] During the year ended December 31, 2022, we recorded a one-time severance charge of approximately $654,205.

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

Revenue recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption, which had no impact on our financial position or results of operations using the modified retrospective method. We recognize revenue using the following five steps:

●	Identification of a contract(s) with a customer;
●	Identification of the performance obligation(s) in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligation(s) in the contract; and,
●	Recognition of revenue when, or as, the performance obligation(s) are satisfied.

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

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1.” Depending upon the results of that measurement, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. For the years ended December 31, 2022 and 2021, we did not recognize any goodwill impairment losses.

Intangible assets, net

Our intangible assets consist of customer relationships, trademarks and non-compete agreements. Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives or using an accelerated method. Amortization is recorded as depreciation and amortization under operating expenses within our consolidated statements of operations and comprehensive loss. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item 7A.

ITEM 8.Consolidated Financial Statements and Supplementary Data

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Direct Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ / members’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

April 17, 2023

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,047,453	$4,684,431
Accounts receivable, net	26,354,114	7,871,181
Prepaid expenses and other current assets	883,322	1,225,447
Total current assets	31,284,889	13,781,059

Property, equipment, and software, net of accumulated amortization and depreciation of $34,218 and $0, respectively	673,218	—
Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 4)	13,637,759	15,591,578
Deferred tax asset, net (Note 13)	5,164,776	—
Deferred financing costs, net	—	96,152
Operating lease right-of-use assets	798,774	—
Other long-term assets	46,987	11,508
Total assets	$58,126,039	$35,999,933

LIABILITIES AND STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$17,695,404	$6,710,015
Accrued liabilities	4,777,764	1,044,907
Current portion of liability related to tax receivable agreement	182,571	—
Notes payable, current portion	655,000	550,000
Deferred revenues	546,710	1,348,093
Operating lease liabilities, current portion	91,989	—
Income taxes payable	174,438	—
Related party payables (Note 8)	1,448,333	70,801
Total current liabilities	25,572,209	9,723,816

Notes payable, net of short-term portion and deferred financing cost of $2,115,161 and $2,091,732, respectively	22,913,589	19,358,268
Mandatorily redeemable non-participating preferred units	—	6,455,562
Line of credit	—	400,000
Paycheck Protection Program loan	—	287,143
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	4,149,619	—
Operating lease liabilities, net of current portion	745,340	—
Total liabilities	53,530,757	36,374,789

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
Units, 1,000,000 units authorized at December 31, 2021; 34,182 units issued and outstanding as of December 31, 2021	—	4,294,241
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,252,764 shares issued and outstanding as of December 31, 2022	3,253	—
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of December 31, 2022	11,278	—
Additional paid-in capital	8,224,012	—
Accumulated deficit	(3,643,261)	(4,669,097)
Total stockholders’ / members' equity (deficit)	4,595,282	(374,856)
Total liabilities and stockholders’ / members' equity (deficit)	$58,126,039	$35,999,933

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31,
	2022	2021
Revenues
Buy-side advertising	$29,348,775	$26,127,787
Sell-side advertising	60,010,958	12,009,075
Total revenues	89,359,733	38,136,862

Cost of revenues
Buy-side advertising	10,438,547	9,927,295
Sell-side advertising	49,599,110	9,780,442
Total cost of revenues	60,037,657	19,707,737
Gross profit	29,322,076	18,429,125

Operating expenses
Compensation, taxes and benefits	14,124,266	8,519,418
General and administrative	7,218,871	5,525,107
Total operating expenses	21,343,137	14,044,525
Income from operations	7,978,939	4,384,600

Other income (expense)
Other income	48,419	19,185
Forgiveness of Paycheck Protection Program loan	287,143	10,000
Gain from revaluation and settlement of seller notes and earnout liability	—	31,443
Loss on redemption of non-participating preferred units	(590,689)	(41,622)
Loss on early extinguishment of debt	—	(2,663,148)
Interest expense	(3,230,612)	(3,184,029)
Total other expense	(3,485,739)	(5,828,171)

Income (loss) before taxes	4,493,200	(1,443,571)
Tax expense	326,597	63,526
Net income (loss)	$4,166,603	$(1,507,097)

Net income (loss) per common share / unit:
Basic and Diluted	$0.33	$(44.09)

Weighted-average number of shares of common stock / units outstanding:
Basic and Diluted	12,637,551	34,182

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIT)

DECEMBER 31, 2022 AND 2021

			Common Stock						Stockholders' /Members’
	Common Units		Class A		Class B			Accumulated	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	deficit	(deficit)
Balance, January 1, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(1,925,951)	$2,368,290
Distributions to members	—	—	—	—	—	—	—	(1,236,049)	(1,236,049)
Net loss	—	—	—	—	—	—	—	(1,507,097)	(1,507,097)
Balance, December 31, 2021	34,182	4,294,241	—	—	—	—	—	(4,669,097)	(374,856)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	2,800	—	—	10,164,243	—	10,167,043
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Conversion of Class B shares to Class A common stock	—	—	100,000	100	(100,000)	(100)	—	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Stock-based compensation	—	—	—	—	—	—	153,778	—	153,778
Issuance of restricted stock	—	—	377,614	378	—	—	(378)	—	—
Restricted stock forfeitures	—	—	(24,850)	(25)	—	—	25	—	—
Distributions to members	—	—	—	—	—	—	—	(3,140,767)	(3,140,767)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	823,481	—	823,481
Net income	—	—	—	—	—	—	—	4,166,603	4,166,603
Balance, December 31, 2022	—	$—	3,252,764	$3,253	11,278,000	$11,278	$8,224,012	$(3,643,261)	$4,595,282

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31,
	2022	2021
Cash Flows Provided By Operating Activities:
Net income (loss)	$4,166,603	$(1,507,097)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	598,017	356,442
Amortization of intangible assets	1,953,819	1,953,818
Loss on early extinguishment of debt	—	2,663,148
Amortization of right-of-use assets	136,706	—
Amortization of capitalized software	31,769
Depreciation of property and equipment	2,449
Stock-based compensation	153,778	—
Forgiveness of Paycheck Protection Program loan	(287,143)	(10,000)
Paid-in-kind interest	—	269,260
Deferred income taxes	105,433	—
Payment on tax receivable agreement	(114,538)	—
Gain from revaluation and settlement of earnout liability	—	(31,443)
Loss on redemption of non-participating preferred units	590,689	41,622
Bad debt expense	16,664	91,048
Changes in operating assets and liabilities:
Accounts receivable	(18,499,597)	(3,282,853)
Prepaid expenses and other assets	306,648	(1,005,159)
Accounts payable	10,965,910	3,446,689
Accrued liabilities	2,797,356	(273,735)
Income taxes payable	174,438	—
Deferred revenues	(801,383)	1,039,411
Operating lease liability	(98,151)	—
Related party payable	(70,801)	—
Net cash provided by operating activities	2,128,666	3,751,151

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(687,957)	—
Net cash used in investing activities	(687,957)	—

Cash Flows Used In Financing Activities:
Proceeds from note payable	4,260,000	22,000,000
Payments on term loan	(576,250)	(15,672,912)
Payments of litigation settlement	(64,500)	—
Proceeds from lines of credit	—	400,000
Payments on lines of credit	(400,000)	(407,051)
Payment of deferred financing costs	(525,295)	(2,190,874)
Proceeds from Paycheck Protection Program loan	—	287,143
Proceeds from Issuance of Class A common stock, net of transaction costs	11,167,043	—
Redemption of common units	(7,200,000)	—
Redemption of non-participating preferred units	(7,046,251)	(3,500,000)
Payments on seller notes and earnouts payable	—	(358,975)
Distributions to members	(1,692,434)	(1,236,049)
Net cash used in financing activities	(2,077,687)	(678,718)

Net (decrease) increase in cash and cash equivalents	(636,978)	3,072,433
Cash and cash equivalents, beginning of the period	4,684,431	1,611,998
Cash and cash equivalents, end of the period	$4,047,453	$4,684,431

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$46,726	$14,878
Cash paid for interest	$2,568,299	$3,111,628

Non-cash Financing Activities:
Property and equipment purchases included in accounts payable	$19,479	$—
Transaction costs related to issuances of Class A shares included in accrued liabilities	$1,000,000
Distributions to members payable	$1,448,333	$—
Outside basis difference in partnership	$5,270,208	$—
Tax receivable agreement payable to Direct Digital Management, LLC	$4,332,190	$—
Tax benefit on tax receivable agreement	$823,481	$—

See accompanying notes to the consolidated financial statements.

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, operates an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled MassesTM” or “Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 8 – Related Party Transactions). In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

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

Both buy-side subsidiaries, Huddled Masses and Orange142, offer technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”). Colossus SSP is a stand-alone tech-enabled, data-driven platform that helps deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers, as well as other specific audiences.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of December 31, 2022, $2,558,730 of the Company’s cash and cash equivalents exceeded the federally insured limits, none of which is held at Silicon Valley Bank. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $4,323 and $40,856, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense was $16,664 and $91,048 for the years ended December 31, 2022 and 2021, respectively.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	December 31,	December 31,
	2022	2021
Customer A	79.8%	62.9%
Customer H	5.0%	—%
Customer B	0.1%	5.2%

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

Internal Use of Software Development Costs (Capitalized Software)

The Company capitalizes costs related to the development of internal-use software. Costs incurred during the application development phase are capitalized and amortized using the straight-line method over the estimated useful life.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed, which is referred to as “Step 1”. Depending upon the results of the Step 1 measurement, the recorded goodwill may be written down, and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. For the years ended December 31, 2022 and 2021, the Company did not recognize any goodwill impairment losses.

As of December 31, 2022 and 2021, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of December 31, 2022 and 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In

December 2021, the Company amended its line of credit with East West Bank (see Note 6 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the year ended December 31, 2022. On July 26, 2022, the Company repaid the line of credit and terminated the Revolving Credit Facility as of such date and the remaining deferred financing costs of $33,434 were amortized to interest expense during the year ended December 31, 2022. Unamortized deferred financing costs related to the line of credit was $0 and $96,152 as of December 31, 2022 and 2021, respectively, and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 6 – Long Term Debt) and incurred additional deferred financing costs of $520,682 during the year ended December 31, 2022. Unamortized deferred financing costs for the note payable was $2,115,161 and $2,091,732 as of December 31, 2022 and 2021, respectively, and netted against the outstanding debt on the consolidated balance sheets.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $546,710 and $1,348,093 as of December 31, 2022 and 2021, respectively.

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

The following table sets forth our concentration of revenue sources as a percentage of total net revenues on a consolidated basis.

	December 31,
	2022	2021
Customer A	62.9%	27.9%
Customer E	5.4%	12.8%
Customer F	5.3%	11.4%

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2022 and 2021 was $899,622 and $216,464, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

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

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options, see Note 10 — Stockholders’ / Members’ Equity (Deficit) and Stock-Based Compensation Plans.

Income (loss) per share / unit

Basic income (loss) per share / unit is calculated by dividing net income available to common stockholders by the weighted average number of shares / units outstanding for the period. Potentially dilutive securities include potential shares of common stock related to our stock options and RSUs. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share/ unit excludes the impact of potential shares of common stock related to our stock options in periods in which the options exercise price is greater than the average market price of our common stock for the period.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM” or the “Continuing LLC Owner”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC units (“LLC Units”) in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the TRA. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurs. During the year ended December 31, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

The Company applies ASC 740-10, Income Taxes (“ASC 740-10”), in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of December 31, 2022 and 2021, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors. See Note 13 – Tax Receivable Agreement and Income Taxes.

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

Liquidity and capital resources

As of December 31, 2022, we had cash and cash equivalents of $4,047,453. The Company secured a $5.0 million revolving credit facility with Silicon Valley Bank on January 9, 2023 (the “Credit Facility”) (see Note 15 – Subsequent Events).  Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under our Credit Facility, the Company believes that we will have sufficient cash resources to finance our operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financials statements.

Note 3 — Property, Equipment and Software, net

Property, equipment and software, net consists of the following:

	December 31,
	2022	2021
Furniture and fixtures	$118,601	$—
Computer equipment	16,985	—
Capitalized software	571,850	—
Property, equipment and software, gross	707,436	—
Less: accumulated depreciation and amortization	(34,218)	—
Total property, equipment and software, net	$673,218	$—

The Company moved headquarters in July 2022 and capitalized furniture and fixtures of $118,601 and computer equipment of $16,985 related to the move.  The Company acquired the license to our proprietary Colossus SSP platform in November 2022 from our third-party developer for $500,000.  Depreciation and amortization expense related to property, equipment, and software was $34,218 and $0 for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes depreciation and amortization expense by line item for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Cost of revenue	$27,778	$—
General and administrative	6,440	—
Total depreciation and amortization	$34,218	$—

Note 4 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the year ended December 30, 2022 and 2021, amortization expense of $1,953,819 and $1,953,818, respectively was recognized, and as of December 31, 2022 and 2021, intangible assets net of accumulated amortization was $13,637,759 and $15,591,578, respectively.

As of December 31, 2022, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(2,931,372)	(787,770)	(676,949)	(4,396,091)
Intangible assets, net	$10,096,948	$2,713,430	$827,381	$13,637,759
Estimated life (years)	10.0	10.0	5.0
Weighted-average remaining life (years)	7.8	8.0	2.8

Total
2023	1,953,818
2024	1,953,818
2025	1,878,602
2026	1,652,952
2027	1,652,952
Thereafter	4,545,617
Total	$13,637,759

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

Accrued compensation and benefits	$4,128,505	$406,510
Accrued litigation settlement	429,096	501,078
Accrued expenses	206,639	123,118
Accrued interest	13,524	14,201
Total accrued liabilities	$4,777,764	$1,044,907

On July 10, 2019, Huddled Masses was named as a defendant in a lawsuit related to a delinquent balance to a vendor and accrued litigation settlement fees in 2020. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.

Note 6 — Long-Term Debt

Revolving Line of Credit East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000, and in connection with the amendment, the Company incurred additional deferred financing fees of $4,613 in January 2022. The loans under the Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and at December 31, 2021, the rate was 7.0% with a 0.50% unused line fee.

On July 26, 2022, the Company repaid the outstanding balance of $400,000 plus accrued interest and terminated the Revolving Credit Facility as of such date.  During the year ended December 31, 2022, the Company amortized the remaining deferred financing costs of $33,434.  As of December 31, 2022 and 2021, the Company had outstanding borrowings under the Revolving Credit Facility of $0 and $400,000, respectively. Deferred financing costs were $0 and $96,152 as of December 31, 2022 and 2021, respectively, which are classified as an asset on the consolidated balance sheets.

The components of interest expense and related fees for the Revolving Credit Facility is as follows:

	December 31,
	2022	2021
Interest expense – East West Bank	$23,391	$37,210
Amortization of deferred financing costs	100,765	58,144
Total interest expense and amortization of deferred financing costs	$124,156	$95,354

Accrued and unpaid interest as of December 31, 2022 and 2021 for the Revolving Credit Facility was $0 and $5,553, respectively, related to the unused line fee.

2020 Term Loan Facility and 2021 Credit Facility

In conjunction with the acquisition of Orange142, on September 30, 2020, the Company entered into a loan and security agreement (the “2020 Term Loan Facility”) with SilverPeak Credit Partners, LP (“Silverpeak”)  in the amount of $12,825,000, maturing on September 15, 2023. Interest in year one of the facility was 15%, of which 12% was payable monthly and 3% was paid-in-kind (“PIK”). All accrued but unpaid interest under the 2020 Term Loan Facility was payable in monthly installments on each interest payment date, and the Company was required to repay a portion of the outstanding principal balance on January 15 and July 15 of each calendar year in an amount equal to 37.5% of excess cash flow over the preceding six calendar months until the term loan was paid in full. The remaining principal balance, and all accrued but unpaid interest was to be due on the maturity date.

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

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement (the “Term Loan Amendment”) and received proceeds of $4,260,000 borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. In connection with the entry into the 2021 Credit Facility, we paid off in full and terminated the 2020 Term Loan Facility. As of December 31, 2022, the Company owed a balance on the 2021 Credit Facility of $25,683,750. Financing costs incurred in the transaction were $2,127,185 in 2021 and additional fees of $520,682 were incurred during the year ended December 31, 2022.  Unamortized deferred financing costs as of December 31, 2022 and 2021 were $2,115,161 and $2,091,732, respectively. Accrued and unpaid interest was $0 as of December 31, 2022 and 2021.

The components of interest expense and related fees for the 2020 Term Loan Facility and the 2021 Term Loan Facility are as follows:

	December 31,
	2022	2021
Interest expense – SilverPeak	$—	$1,810,372
Interest expense – Lafayette Square	2,497,582	151,833
Amortization of deferred financing costs – Silverpeak	—	262,845
Amortization of deferred financing costs – Lafayette Square	497,252	35,453
Total interest expense and amortization of deferred financing costs	$2,994,834	$2,260,503

U.S. Small Business Administration Loans

Economic Injury Disaster Loan

In 2020, the Company applied and was approved for a loan pursuant to the Economic Injury Disaster Loan (“EIDL”), administered by the U.S. Small Business Administration (“SBA”). The Company received the loan proceeds of $150,000 on June 15, 2020. The loan bears interest at a rate of 3.75% and matures on June 15, 2050. Installment payments, including principal and interest, of $731 began monthly on December 15, 2022. Each payment will first be applied to pay accrued interest, then the remaining balance will be used to reduce principal. The loan is secured by substantially all assets of DDH LLC.

Accrued and unpaid interest expense as of December 31, 2022 and 2021 was $13,524 and $8,647, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

As of December 31, 2022, future minimum payments related to long-term debt is as follows for the years ended December 31:

2023	$655,000
2024	1,310,000
2025	1,310,473
2026	1,313,215
2027	1,313,337
Thereafter	19,931,725
Total	25,833,750
Less current portion	(655,000)
Less deferred financing costs	(2,115,161)
Long-term debt, net	$23,063,589

Note 7 — Mandatorily Redeemable Preferred Units

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

In December 2021, DDH LLC redeemed the Class A Preferred Units and recognized a loss on the redemption of $41,622 in connection with the write-off of the fair value associated with the units. For the year ended December 30, 2021, the Company recorded interest expense relating to the Class A Preferred Units of $323,151.

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

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $493,238 for the years ended December 31, 2022 and 2021, respectively.

Note 8 — Related Party Transactions

Related Party Debt

Seller Notes

In conjunction with the acquisition of Huddled Masses and Colossus Media on June 21, 2018, the Company issued seller notes (“Seller Notes”), to shareholders of Huddled Masses and Colossus Media (together the “Former Shareholders”) in the aggregate principal amount of $500,000. The Seller Notes bore interest of 5% and matured on June 21, 2021. The Company paid the remaining principal balance of $315,509 during the year ended December 31, 2021. Interest expense related to the Seller Notes was $5,359 for the year ended December 31, 2021.

Seller Earnouts

In conjunction with the acquisition of Huddled Masses and Colossus Media on June 21, 2018, the Company entered into an agreement to pay each of the Former Shareholders a seller earnout (“Seller Earnouts”) based on gross revenue generated for each of the three years following the acquisition. The Seller Earnouts were recorded at their estimated fair value at the date of grant and adjusted annually for actual revenues generated as well as estimates of future revenues. The Seller Earnouts were paid on June 21, 2021. As a result of the Settlement Agreement, the Company recognized a gain of $31,443 during the year ended December 31, 2021 for the termination of certain seller payouts and paid the remaining principal balance of $43,466 to the Former Shareholders.

Related Party Transactions

Member Payable

As of December 31, 2022 and 2021, the Company had a net payable to members that totaled $1,448,333 and $70,801, respectively, which is included as a related party payable on the consolidated balance sheets.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transaction, formed an Up-C structure, which is often used by partnership and limited liability companies and allows DDH, the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Walker and Smith, to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. federal income tax purposes. The Continuing LLC owner will hold economic nonvoting LLC Units in DDH LLC and will also hold noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 10 – Stockholders’/Members’ Equity (Deficit) and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of our Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If we ever generate sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, we expect cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 13 - Tax Receivable Agreement and Income Taxes).

The aggregate change in the balance of gross unrecognized tax benefits, which includes interest and penalties for 2022 and 2021, is as follows:

	December 31,	December 31,
	2022	2021
Tax Receivable Agreement Liabilities
Short Term	$182,571	$—
Long Term	4,149,619	—
Net total deferred tax assets	$4,332,190	$—

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the year end December 31, 2022, total fees paid to Walker, Smith and Woolford were $56,250, $56,250, and $22,500, respectively. For the year end December 31, 2021, total fees paid to Walker, Smith and Woolford were $456,923, $456,923, and $180,000, respectively.

Note 9 — Commitments and Contingencies

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.  The liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of December 31, 2022 and 2021 (See Note 5 – Accrued Liabilities).

Operating Leases

In June 2019, the Company entered into a sublease for its corporate office headquarters at 1233 West Loop South, Ste 1170 in Houston, TX. The lease term expired on July 1, 2022 and had a base monthly rent of approximately $3,600 per month.

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

In March 2021, the Company extended its lease for office space at 716 Congress Ave, Ste 100 in Austin, Texas with an effective date of January 1, 2022. The lease expires on December 31, 2023 and has a base rent of approximately $6,700 per month.

For the years ended December 31, 2022 and 2021, the Company incurred rent expense of $279,928 and $215,008, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below for the year ended December 31, 2022:

2022
Operating lease - right-of-use asset	$798,774

Operating lease liabilities - current	$91,989
Operating lease liabilities - long-term	745,340
Total lease liability	$837,329

The weighted-average remaining lease term for the Company’s operating lease is seven years as of ended December 31, 2022, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2023	$154,490
2024	110,215
2025	156,077
2026	159,755
2027	163,474
Thereafter	398,104
Total lease payments	1,142,115
Less imputed interest	(304,786)
Total lease liability	$837,329

Note 10 — Stockholders’/Members’ Equity (Deficit) and Stock-Based Compensation

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

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022,

DDM tendered 100,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A common stock of the Company on a one-for-one basis.  In connection with this exchange, an equivalent number of the holder’s shares of Class B common stock were cancelled.  As of December 31, 2022, DDM held 11,278,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At December 31, 2022, 2,800,000 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of December 31, 2022, 420,000 of these warrants are outstanding. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters have not exercised this option as of December 31, 2022.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accrued liabilities are approximately $1,000,000 as of December 31, 2022, and relate to executive performance bonuses which are payable upon a certain level of cash generated by warrant exercises. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering.  On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amends the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022.  The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $3,998,635, which was paid in full on July 28, 2022.

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

The following table summarizes warrant activity as of December 31, 2022:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2022	—	$—	—	$—
Granted	3,220,000	$5.50	4.38	$—
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—
Outstanding at December 31, 2022	3,220,000	$5.50	4.38	$—
Exercisable at December 31, 2022	3,220,000

Stock-Based Compensation Plans

In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. The Company’s board of directors reserved 1,500,000 shares of Class A common stock for issuance in equity awards under the 2022 Omnibus Plan. Information on activity for both the stock options and RSUs is detailed below.

As of December 31, 2022, the Company recognized $153,778 of total stock-based compensation expense in the consolidated statement of operations with compensation, taxes and benefits.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of December 31, 2022:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2021	—	$—		$—
Granted	278,850	$1.68		$—
Exercised	—	$—		$—
Forfeited	(24,850)	$1.62		$—
Outstanding at December 31, 2022	254,000	$1.69	9.4	$19,486
Exercisable at December 31, 2022	—

As of December 31, 2022, all stock options remain unvested with related unamortized stock-based compensation expense totaling $211,475 and the weighted-average period over which such stock-based compensation expense will be recognized is 2.46 years.

The fair value of the stock options was determined using the Black-Scholes options pricing model.  The Black-Scholes options pricing model is affected by the estimated fair value of our common stock as well as the following significant inputs:

June 10, 2022
Weighted average fair value of awards	$1.01
Expected term	6.0
Volatility	63%
Risk-free interest rate	3.25
Exercise price	$1.68
Dividend yield	—

The inputs used in the Black-Scholes options pricing models is subjective and involves making significant judgment to determine. The assumptions and estimates were determined as follows:

Fair Value of Common Stock - The fair value of each share of underlying common stock was based on the closing price of our Class A common stock as reported on the date of the grant.

Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.  As the Company does not have a history with issuing options, the term was calculated from the average term of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Volatility - Since the Company has a short trading history of its common stock, the expected volatility is calculated from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Dividend Rate - The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Restricted Stock Units

RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- December 31, 2021
Granted	377,614	$1.67
Exercised	—	—
Forfeited	(24,850)	$1.62
Canceled	—	—
Unvested- December 31, 2022	352,764	$1.67

As of December 31, 2022, unrecognized stock-based compensation of $481,354 related to unvested RSUs will be recognized on a straight- line basis over a period of 2.46 years.

Note 11 — Income (Loss) Per Share / Unit

The Company has two classes of common stock, Class A and Class B.  Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.  The following table sets forth the computation of the Company’s basic and diluted income (loss) per share.

	December 31,
	2022	2021
Net income (loss) per unit attributable to stockholders/members	$4,166,603	$(1,507,097)

Weighted average common shares outstanding - basic	12,637,551	34,182
Options to purchase common stock	—	—
Restricted stock	—	—
Weighted average common shares outstanding - diluted	12,637,551	34,182
Net income (loss) per share / unit, basic and diluted	$0.33	$(44.09)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2022	2021
Warrants to purchase common stock	3,220,000	—
Options to purchase common stock	254,000	—
Total excludable from net income per share attributable to common stockholders - diluted	3,474,000	—

Note 12 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the years ended December 31, 2022 and 2021, the Company matching contributions were $212,470 and $171,306, respectively. Additionally, the Company may make a discretionary profit-sharing contribution to the Plan. During the years ended December 31, 2022 and 2021, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of Orange142. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of December 31, 2022 and 2021, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required.

Note 13 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

In connection with our initial public offering in February 2022, the Company entered into a tax receivable agreement (“TRA”) with DDH LLC and DDM (together, the “TRA Holders”) which provides for payment by Direct Digital Holdings, Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that Direct Digital Holdings, Inc. actually realizes or is deemed to realize in certain circumstances. Direct Digital

Holdings, Inc. will retain the benefit of the remaining 15% of these net cash savings, and as a result, Direct Digital Holdings, Inc. recorded $823,481 as additional paid-in capital.

The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 if the Code for each taxable year in which a redemption or exchange of LLC interest occurs.  During the year ended December 31, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

As of December 31, 2022, Direct Digital Holdings, Inc. recognized a deferred tax asset from the outside basis difference in the partnership interest of $5,270,208, and recognized the total TRA liability of $4,332,190, of which $114,538 was paid during fiscal 2022, with $182,571 reflected in current liabilities based on the expected timing of our payments. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or Direct Digital Holdings, Inc. We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. We account for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

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

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes of 19.7% and 20.45% that occurred in the first and third quarters of 2022, respectively.  As a result, the Company recorded a provision for federal income tax of $246,268 for the year ended December 31, 2022. In the fiscal year ending December 31, 2021, the Company was treated as a partnership, and therefore no income tax expense was recognized.  Income taxes on the financial statements reflect franchise taxes of $80,329 and $63,523 for the years ended December 31, 2022 and 2021, respectively.

The provision for income taxes consisted of:

	For the Year Ended
	December 31,
	2022	2021
Current	$140,835	$—
Deferred	105,433	—
Total provision for income taxes	$246,268	$—

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	December 31,
	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense	1.1%	2.6%
Partnership income not taxed	(16.6)%	(23.6)%
Effective income tax rate/(benefit)	5.5%	—%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes.  The components of deferred tax assets are as follows:

	As of	As of
	December 31,	December 31,
	2022	2021
Intangible assets	$5,033,156	$—
Accrued expenses and other	131,620	—
Total deferred tax assets	$5,164,776	$—

As of December 31, 2022, the Company does not have any federal net operating loss carryforward.

The Company files for income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States.  There are currently no federal or state audits in process.

Note 14 — Segment Information

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

Revenue by business segment is as follows:

	December 31,
	2022	2021
Buy-side advertising	$29,348,775	$26,127,787
Sell-side advertising	60,010,958	12,009,075
Total revenues	$89,359,733	$38,136,862

Operating income (loss) by business segment reconciled to income (loss) before taxes is as follows:

	December 31,
	2022	2021
Buy-side advertising	$6,992,415	$5,768,953
Sell-side advertising	8,317,679	1,146,648
Corporate office expenses	(7,331,155)	(2,531,001)
Total operating income	7,978,939	4,384,600
Corporate other expense	(3,485,739)	(5,828,171)
Income (loss) before taxes	$4,493,200	$(1,443,571)

Total assets by business segment are as follows:

	December 31,
	2022	2021
Buy-side advertising	$25,685,528	$25,648,105
Sell-side advertising	25,512,367	8,277,575
Corporate office	6,928,144	2,074,253
Total assets	$58,126,039	$35,999,933

Note 15 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to December 31, 2022, through the date of this report and determined there were no events or transactions other than those described below that would impact the consolidated financial statements for the year ended December 31, 2022.

On January 9, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Silicon Valley Bank (“SVB”), as lender, and DDH LLC, the Company, Huddled Masses, Colossus and Orange142, as borrowers. The Loan Agreement provides for a revolving credit facility (the “Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which may increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the Credit Facility mature on September 30, 2024 (the “Maturity Date”), unless the Credit Facility is otherwise terminated pursuant to the terms of the Loan Agreement.

Borrowings under the Credit Facility bear interest at a floating rate per annum equal to the greater of (i) 6.25% and (ii) the prime rate plus the prime rate margin; provided, that during the periods when the borrowers have maintained liquidity (as described below) of at least $7,500,000 during the immediately preceding three-month period of time (the “Streamline Period”), the outstanding principal amounts of any advances will accrue interest at a floating rate per annum equal to the greater of (a) 5.75% and (b) the prime rate plus the prime rate margin. For purposes of the Loan Agreement, the prime rate is determined by reference to the “prime rate” as published in The Wall Street Journal or any successor publication thereto, and the prime rate margin will be 1.50%; provided, that during a Streamline Period, the prime rate margin will be 1.00%.

At the Company’s option, the Company may at any time prepay the outstanding principal balance of the Credit Facility in whole or in part, without penalty or premium. Interest on the principal amount of borrowings under the Credit Facility is payable in arrears on a monthly basis on the last calendar day of each month, on the date of any prepayment of the Credit Facility and on the Maturity Date.

The Company is required to maintain compliance at all times with a liquidity covenant requiring the Company to maintain liquidity of not less than $5 million, where liquidity is defined as the sum of the borrowers’ unrestricted cash and cash equivalents plus availability under the Credit Facility. The Credit Facility is secured by all or substantially all of the borrowers’ assets.

The Loan Agreement contains customary representations and warranties and includes affirmative and negative covenants applicable to the borrowers thereto and their respective subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on indebtedness, liens, investments, mergers, dispositions, pledges of the Company’s assets of intellectual property to other parties, prepayment of other indebtedness and dividends and other distributions.

The Loan Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, material inaccuracy of representations and warranties, cross-default to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, and change of control, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement of the Company or other borrowers.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement and is in the process of terminating the SVB Revolving Credit Facility.

Note 16 — Revision of Previously Issued Financial Information (Unaudited)

In connection with the Company’s December 31, 2022 fiscal year end audit, the Company identified digital advertising transactions performed by its sell-side advertising business for which invoices were not sent to a particular individual customer during the period from August 1, 2022 through December 31, 2022.  Pursuant to a new agreement with that particular customer, billing procedures were modified effective August 1, 2022. As a result, these transactions were not captured in the Company’s standard invoicing and revenue recognition procedures.  Based on our identification of the issue, the specific billing issue has been resolved and the financial statements and footnotes for the year ended December 31, 2022 properly reflect this revenue. The Company properly recognized the cost of goods sold related to these transactions in the period in which they were incurred.

The Company has assessed the materiality of this revision and concluded that no restatement of its previous financial disclosures on its Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2022, as filed with the SEC on November 14, 2022, is required.  Supplemental financial information showing a summary of the revisions to the Company’s financial information as of and for the three and nine months ended September 30, 2022 is shown in the tables below.

Revised Consolidated Balance Sheets (a)

	September 30, 2022
	As Reported	Revisions	As Revised
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,010,796	$—	$7,010,796
Accounts receivable, net	21,388,531	394,359	21,782,890
Prepaid expenses and other current assets	696,486	—	696,486
Total current assets	29,095,813	394,359	29,490,172

Other long-term assets	24,704,688	—	24,704,688
Total assets	$53,800,501	$394,359	$54,194,860

Total liabilities	48,800,687	nm	48,800,687

STOCKHOLDERS’ / MEMBERS' EQUITY (DEFICIT)
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,260,364 shares issued and outstanding	3,260	—	3,260
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding	11,278	—	11,278
Additional paid-in capital	7,817,283	—	7,817,283
Accumulated deficit	(2,832,007)	394,359	(2,437,648)
Total stockholders’ / members' equity	4,999,814	394,359	5,394,173
Total liabilities and stockholders’ / members' equity	$53,800,501	$394,359	$54,194,860

Revised Consolidated Statement of Operations(a)

	For the Three Months Ended
	September 30, 2022
	As Reported	Revisions	As Revised
Revenues
Buy-side advertising	$7,130,736	$—	$7,130,736
Sell-side advertising	18,854,639	394,359	19,248,998
Total revenues	25,985,375	394,359	26,379,734

Total cost of revenues	18,524,631	—	18,524,631
Gross profit	7,460,744	394,359	7,855,103
Total operating expenses	5,615,920	—	5,615,920
Income from operations	1,844,824	394,359	2,239,183
Total other expense	(905,605)	—	(905,605)
Income before taxes	939,219	394,359	1,333,578
Tax expense	128,436	nm	128,436
Net income	$810,783	$394,359	$1,205,142

Net income per common share / unit:
Basic	$0.06	$0.03	$0.09
Diluted	$0.06	$0.03	$0.08

Weighted-average number of shares of common stock / units outstanding:
Basic	14,178,000	14,178,000	14,178,000
Diluted	14,624,693	14,624,693	14,624,693

	For the Nine Months Ended
	September 30, 2022
	As Reported	Revisions	As Revised
Revenues
Buy-side advertising	$22,283,044	$—	$22,283,044
Sell-side advertising	36,333,976	394,359	36,728,335
Total revenues	58,617,020	394,359	59,011,379

Total cost of revenues	38,039,657	—	38,039,657
Gross profit	20,577,363	394,359	20,971,722
Total operating expenses	15,083,521	—	15,083,521
Income from operations	5,493,842	394,359	5,888,201
Total other expense	(2,525,207)	—	(2,525,207)
Income before taxes	2,968,635	394,359	3,362,994
Tax expense	215,112	nm	215,112
Net income	$2,753,523	$394,359	$3,147,882

Net income per common share / unit:
Basic	$0.23	$0.03	$0.27
Diluted	$0.23	$0.03	$0.26

Weighted-average number of shares of common stock / units outstanding:
Basic	11,838,030	11,838,030	11,838,030
Diluted	11,985,090	11,985,090	11,985,090

Revised Consolidated Statement of Cash Flows(a)

	For the Nine Months Ended
	September 30, 2022
	As Reported	Revisions	As Revised
Cash Flows Provided By Operating Activities:
Net income	$2,753,523	$394,359	$3,147,882
Accounts receivable	(13,520,067)	(394,359)	(13,914,426)
Income taxes payable	94,440	nm	94,440
Net cash provided by operating activities	3,399,801	—	3,399,801
(a)	The federal and state income tax expense associated with this revision under the Company’s Up-C structure is immaterial and indicated by “nm” in the tables above.

The impact on the Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit) would increase the net income and total stockholders’ equity by $394,359 for the three and nine months ended September 30, 2022.  Net income, as revised, is $1,205,142 and $3,147,882 for the three and nine months ended September 30, 2022, respectively.  Total stockholders’ equity as of September 30, 2022, as revised, is $5,394,173.

ITEM 9.Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, based on the identification of the material weakness described below, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting.

Direct Digital’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

We identified a material weakness in our controls over completeness of revenue that existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to properly recognize revenue on a timely basis. As further detailed in Note 16 – Revision of Previously Issued Financial Information (Unaudited), the Company identified digital advertising transactions performed by its sell-side advertising business for which invoices were not sent to a particular, individual customer during the period from August 1, 2022 through December 31, 2022.  Billing procedures related to that particular customer were modified effective August 1, 2022, and, as a result, these transactions were not captured in our standard invoicing and revenue recognition procedures.

There were no material misstatements as a result of this material weakness; however, it could have resulted in understated revenue that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Management’s Plan to Remediate the Material Weakness

Management has implemented remediation steps to address the material weakness and to improve our internal control over revenue recognition. Specifically, we have improved our review process including the reconciliation and documentation of the demand-side platform reports to our sell-side platform data, as well as improved contract management and review processes.  In addition, the Company will engage outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting.

While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10.Directors, Executive Officers and Corporate Governance

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

The additional information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 11.Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 14.Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV.

ITEM 15.Exhibits and Financial Statement Schedules

(a)	1.Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 63-95, are filed as part of this Annual Report on Form 10-K.

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

(b)	Exhibits. See Item 15(a)(3) above.
(c)	Financial Statement Schedules. See Item 15(a)(2) above.

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or furnished herewith
1.1	Underwriting Agreement, dated February 10, 2022, by and among the Company, The Benchmark Company, LLC and Roth Capital Partners, LLC, as representatives of the underwriters	8-K	001-41261	February 16, 2022	1.1
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to The Benchmark Company, LLC	8-K	001-41261	February 16, 2022	4.1
4.2	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC	8-K	001-41261	February 16, 2022	4.2
4.3	Warrant Agent Agreement, dated February 15, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC	8-K	001-41261	February 16, 2022	4.3
4.4	Description of the Registrant’s Securities					x
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC	8-K	001-41261	February 16, 2022	10.2
10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	January 24, 2022	10.3
10.4+	Form of Direct Digital Holdings, Inc. Employee Restricted Stock Unit Award Agreement	8-K	001-41261	June 13, 2022	10.1
10.5+	Form of Direct Digital Holdings, Inc. Employee Nonqualified Stock Option Award Agreement	8-K	001-41261	June 13, 2022	10.2
10.6+	Form of Direct Digital Holdings, Inc. Director Restricted Stock Unit Award Agreement	8-K	001-41261	June 13, 2022	10.1

10.7	Credit Agreement, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC, and East West Bank.	S-1	333-261059	November 15, 2021	10.4
10.8	Revolving Credit Note, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses, LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC and East West Bank.	S-1	333-261059	November 15, 2021	10.5
10.9	Preferred Equity Subordination Agreement, entered into as of September 30, 2020, among East West Bank, USDM Holdings, Inc., and Direct Digital Holdings, LLC.	S-1	333-261059	November 15, 2021	10.6
10.10	First Amendment to Credit Agreement, dated as of December 17, 2021, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and East West Bank.	S-1	333-261059	November 15, 2021	10.7
10.11	Secured Term Promissory Note, with a closing date of September 30, 2020, Direct Digital Holding LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC and Universal Standards for Digital Marketing, LLC (collectively, the Borrower), jointly and severally promise to pay Silverpeak Credit Opportunities AIV LP (the Lender).	S-1	333-261059	November 15, 2021	10.8
10.12	Loan and Security Agreement, dated as of September 30, 2020, by and among Direct Digital Holdings, LLC and the other Borrower Entities identified therein, as Borrower, the Several Financial Institutions or Entities from time to time parties thereto, as Lenders and Silverpeak Credit Partners, LP as Agent.	S-1	333-261059	November 15, 2021	10.9
10.13+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Mark Walker.	10-K	001-41261	March 31, 2022	10.10

10.14+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Keith Smith.	10-K	001-41261	March 31, 2022	10.11
10.15+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Susan Echard.	10-K	001-41261	March 31, 2022	10.12
10.16+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai .	10-K	001-41261	March 31, 2022	10.13
10.17+	Redemption Agreement, dated as of November 14, 2021, by and between Direct Digital Holdings, LLC and USDM Holdings, Inc.	S-1	333-261059	January 18, 2022	10.14
10.18*	Second Redemption Agreement, dated as of July 28, 2022, by and between Direct Digital Holdings, LLC and USDM Holdings, Inc.	10-Q	001-41261	November 14, 2022	10.2
10.19#	Term Loan and Security Agreement, dated as of December 3, 2021, by and among Direct Digital Holdings, LLC, as borrower, Orange142, LLC, Huddled Masses LLC, Colossus Media, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC, as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	S-1	333-261059	November 15, 2021	10.6
10.20	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-K	001-41261	March 31, 2022	10.16

10.21*	Second Amendment and Joinder to Term Loan and Security Agreement, dated effective as of July 28, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and Direct Digital Holdings, Inc., as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-Q	001-41261	November 14, 2022	10.1
10.22	Intercreditor Agreement, dated as of December 3, 2021, by and between Lafayette Square Loan Servicing, LLC and East West Bank.	S-1	333-261059	January 18, 2022	10.17
10.23	Preferred Equity Subordination Agreement, dated as of December 3, 2021, by and among the Lafayette Square Loan Servicing, LLC, USDM Holdings, Inc., and Direct Digital Holdings, LLC.	S-1	333-261059	January 18, 2022	10.18
10.24	Second Amendment to Credit Agreement, dated as of February 10, 2022, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and East West Bank.	10-K	001-41261	March 31, 2022	10.19
10.25	Exclusive License and Sale Agreement, effective as of November 9, 2022, by and between Colossus Media, LLC and SmartyAds, Inc.	8-K	001-41261	November 15, 2022	10.1
21.1	List of Subsidiaries.	S-1	333-261059	January 18 2022	21.1
23.1	Consent of Marcum LLP, independent registered public accounting firm					X
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension	X
101.PRE	Inline XBRL Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

+Indicates management contract or compensatory plan required to be filed as an Exhibit.

*Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and attachments have been omitted.  A copy of any omitted schedule or attachment will be furnished supplementally to the Securities and Exchange Commission upon request.  Pursuant to Item 601(a)(6) of Regulation S-K, certain personally identifiable information contained in this document, marked by brackets as [***] has been omitted.

±This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 17, 2023	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Walker	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 17, 2023
Mark Walker

/s/ Keith Smith	President and Director	April 17, 2023
Keith Smith

/s/ Susan Echard	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Susan Echard

/s/ Richard Cohen	Director	April 17, 2023
Richard Cohen

/s/ Antoinette R. Leatherberry	Director	April 17, 2023
Antoinette R. Leatherberry

/s/ Mistelle Locke	Director	April 17, 2023
Mistelle Locke