Form 10-Q
period 2023-03-31
Direct Digital Holdings, Inc.
filed 2023-05-15
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 12, 2023, there were 2,902,200 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,278,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,718,559	$4,047,453
Accounts receivable, net	19,050,300	26,354,114
Prepaid expenses and other current assets	1,037,877	883,322
Total current assets	26,806,736	31,284,889

Property, equipment, and software, net of accumulated depreciation and amortization of $90,711 and $34,218, respectively	664,937	673,218
Goodwill	6,519,636	6,519,636
Intangible assets, net (Note 4)	13,149,304	13,637,759
Deferred tax asset, net (Note 13)	5,240,074	5,164,776
Operating lease right-of-use assets	756,654	798,774
Other long-term assets	46,987	46,987
Total assets	$53,184,328	$58,126,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,786,543	$17,695,404
Accrued liabilities	4,673,785	4,777,764
Current portion of liability related to tax receivable agreement	41,141	182,571
Notes payable, current portion	818,750	655,000
Deferred revenues	949,604	546,710
Operating lease liabilities, current portion	70,014	91,989
Income taxes payable	182,840	174,438
Related party payables (Note 8)	1,448,333	1,448,333
Total current liabilities	21,971,010	25,572,209

Notes payable, net of short-term portion and deferred financing cost of $1,994,724 and $2,115,161, respectively	22,706,526	22,913,589
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	4,245,234	4,149,619
Operating lease liabilities, net of current portion	743,572	745,340
Total liabilities	49,816,342	53,530,757

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,491,318 and 3,252,764 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,491	3,253
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	11,278	11,278
Additional paid-in capital	8,330,412	8,224,012
Accumulated deficit	(4,977,195)	(3,643,261)
Total stockholders’ equity	3,367,986	4,595,282
Total liabilities and stockholders’ equity	$53,184,328	$58,126,039

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues
Buy-side advertising	$7,439,666	$5,831,041
Sell-side advertising	13,783,244	5,539,296
Total revenues	21,222,910	11,370,337

Cost of revenues
Buy-side advertising	2,949,153	2,069,346
Sell-side advertising	11,840,706	4,520,192
Total cost of revenues	14,789,859	6,589,538
Gross profit	6,433,051	4,780,799

Operating expenses
Compensation, taxes and benefits	3,634,296	2,555,036
General and administrative	2,940,094	1,640,892
Total operating expenses	6,574,390	4,195,928
(Loss) income from operations	(141,339)	584,871

Other income (expense)
Other income	49,828	47,982
Loss on redemption of non-participating preferred units	—	(590,689)
Contingent loss on early termination of line of credit	(299,770)	—
Interest expense	(1,017,301)	(713,787)
Total other expense	(1,267,243)	(1,256,494)

Loss before taxes	(1,408,582)	(671,623)
Tax (benefit)	(74,648)	—
Net loss	$(1,333,934)	$(671,623)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.09)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	14,575,845	7,106,471

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended March 31, 2023

	Common Stock
	Class A		Class B			Accumulated	Stockholders’
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, December 31, 2022	3,252,764	$3,253	11,278,000	$11,278	$8,224,012	$(3,643,261)	$4,595,282
Stock-based compensation	—	—	—	—	94,538	—	94,538
Issuance of restricted stock	236,754	236	—	—	(236)	—	—
Restricted stock forfeitures	(400)	—	—	—	—	—	—
Warrants exercised	2,200	2	—	—	12,098	—	12,100
Net loss	—	—	—	—	—	(1,333,934)	(1,333,934)
Balance, March 31, 2023	3,491,318	$3,491	11,278,000	$11,278	$8,330,412	$(4,977,195)	$3,367,986

Three Months Ended March 31, 2022

			Common Stock
									Stockholders’
	Common Units		Class A		Class B			Accumulated	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	deficit	(deficit)
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	2,800	—	—	10,189,993	—	10,192,793
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Distributions to members	—	—	—	—	—	—	—	(148,450)	(148,450)
Net loss	—	—	—	—	—	—	—	(671,623)	(671,623)
Balance, March 31, 2022	—	$—	2,800,000	$2,800	11,378,000	$11,378	$7,272,856	$(5,489,170)	$1,797,864

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

ff
	For the Three Months Ended March 31,
	2023	2022
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,333,934)	$(671,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	136,004	152,287
Amortization of intangible assets	488,455	488,455
Amortization of right-of-use assets	42,120	17,602
Amortization of capitalized software	47,654	—
Depreciation of property and equipment	8,839	—
Stock-based compensation	94,538	—
Deferred income taxes	(75,298)	—
Payment on tax receivable agreement	(45,815)	—
Loss on redemption of non-participating preferred units	—	590,689
Contingent loss on early termination of line of credit	299,770	—
Bad debt recovery	(120)	(2,425)
Changes in operating assets and liabilities:
Accounts receivable	7,303,934	119,515
Prepaid expenses and other assets	(242,391)	304,425
Accounts payable	(3,908,861)	(926,581)
Accrued liabilities	(39,479)	80,104
Income taxes payable	8,402	—
Deferred revenues	402,894	(916,661)
Operating lease liability	(23,743)	(17,303)
Related party payable	—	(70,801)
Net cash provided by (used in) operating activities	3,162,969	(852,317)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(48,212)	—
Net cash used in investing activities	(48,212)	—

Cash Flows (Used In) Provided by Financing Activities:
Payments on term loan	(163,750)	(137,500)
Payments of litigation settlement	(64,500)	—
Payment of deferred financing costs	(227,501)	(185,093)
Proceeds from Issuance of Class A common stock, net of transaction costs	—	11,329,818
Redemption of common units	—	(3,237,838)
Redemption of non-participating preferred units	—	(7,046,251)
Proceeds from warrants exercised	12,100	—
Distributions to members	—	(148,450)
Net cash (used in) provided by financing activities	(443,651)	574,686

Net increase (decrease) in cash and cash equivalents	2,671,106	(277,631)
Cash and cash equivalents, beginning of the period	4,047,453	4,684,431
Cash and cash equivalents, end of the period	$6,718,559	$4,406,800

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$650	$—
Cash paid for interest	$879,361	$559,069

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accrued liabilities	$—	$1,137,025
Common unit redemption balance included in accrued liabilities	$—	$3,962,162

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 17, 2023. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results for the periods presented.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of March 31, 2023, $5,218,686 of the Company’s cash and cash equivalents exceeded the federally insured limits, none of which is held at Silicon Valley Bank (“SVB”). The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $4,203 and $4,323, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. For the three months ended March 31, 2023 and 2022, we recovered $120 and $2,425, respectively, on receivables previously written off.

Concentrations of credit risk

The Company has customers on both the buy-and sell-side of its business. The following table sets forth our consolidated concentration of accounts receivable:

	March 31,	December 31,
	2023	2022
Customer A	67.3%	79.8%
Customer H	8.7%	5.0%

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

As of March 31, 2023, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of March 31, 2023 and December 31, 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

Fair value measurements

The Company follows ASC 820-10, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the most advantageous market for the asset or liability in an orderly transaction. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 6 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the three months ended March 31, 2022.  On July 26, 2022, the Company repaid the line of credit and terminated the Revolving Credit Facility as of such date and the remaining deferred financing costs of $33,434 were amortized to interest expense during the year ended December 31, 2022. Unamortized deferred financing costs related to the line of credit was $0 as of March 31, 2023 and December 31, 2022 and due to the revolving nature of this debt, was classified as an asset on the consolidated balance sheets.

In January 2023, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”) and incurred $211,934 of deferred financing costs during the three months ended March 31, 2023.  As the Company had not yet drawn any amounts on the agreement, on March 13, 2023 the Company issued a notice of termination and expensed the deferred financing costs which totaled $299,770 to contingent loss on early termination of line of credit during the three months ended March 31, 2023.  Termination of the facility with Silicon Valley Bank became effective April 20, 2023.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $15,567 and $180,480 during the three months ended March 31, 2023 and 2022, respectively. Unamortized deferred financing costs for the note payable was $1,994,724 and $2,115,161 as of March 31, 2023 and December 31, 2022, respectively, and netted against the outstanding debt on the consolidated balance sheets.

Right-of-use assets

The Company adopted ASU 2016-02 (“ASU 2016-02”), Leases (Topic 842) as of January 1, 2022, and recognizes operating lease assets and lease liabilities on the balance sheets. The standard requires us to increase our assets and liabilities by equal amounts through the recognition of Right-of-Use (“ROU”) assets and lease liabilities for our operating leases and to recognize the initial and the monthly payments as operating expenses when paid or accrued on our consolidated statements of operations and consolidated statements of cash flows.

Revenue recognition

The Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2019, for all contracts not completed as of the date of adoption and this has had no impact on the financial position or results of operations using the modified retrospective method. The Company recognizes revenue using the following five steps:

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $949,604 and $546,710 as of March 31, 2023 and December 31, 2022, respectively.

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

The following table sets forth our concentration of revenue sources as a percentage of total net revenues on a consolidated basis.

	March 31,
	2023	2022
Customer A	60.3%	47.0%
Customer E	5.6%	10.3%
Customer F	3.6%	9.0%

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended March 31, 2023 and 2022 was $463,438 and $102,348. These costs are included in general and administrative expenses in the consolidated statements of operations.

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

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options, see Note 10 — Stockholders’ Equity (Deficit) and Stock-Based Compensation Plans.

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Potentially dilutive securities include potential shares of common stock related to our stock options and RSUs. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share excludes the impact of potential shares of common stock related to our stock options in periods in which the options exercise price is greater than the average market price of our common stock for the period.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM” or the “Continuing LLC Owner”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurs. During year ended December 31, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

The Company applies ASC 740-10, Income Taxes, in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws regulations and interpretations thereof as well as other factors. See Note 13 – Tax Receivable Agreement and Income Taxes.

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

Accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which requires, among other things, the use of a new current expected credit loss (“CECL”) model in order to determine the Company’s allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to its receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced its estimate of expected credit losses and the reasons for those changes. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Company adopted the new guidance on January 1, 2023 on a modified retrospective basis and determined it did not have a material impact on its consolidated financial statements of financial position, results of operations, cash flows or net loss per share.

Liquidity and capital resources

As of March 31, 2023, the Company had cash and cash equivalents of $6,718,559.  Based on projections of growth in revenue and operating results in the coming year and the available cash held by us, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Property, Equipment and Software, net

Property, equipment and software, net consists of the following:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$127,932	$118,601
Computer equipment	19,636	16,985
Leasehold Improvements	36,230	—
Capitalized software	571,850	571,850
Property, equipment and software, gross	755,648	707,436
Less: accumulated depreciation and amortization	(90,711)	(34,218)
Total property, equipment and software, net	$664,937	$673,218

The Company moved headquarters in 2022 and capitalized furniture and fixtures, computer equipment and leasehold improvements related to the move.  The Company acquired the license to our proprietary Colossus SSP platform in November 2022 from our third-party developer.  Depreciation and amortization expense related to property, equipment, and software was $56,493 and $0 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes depreciation and amortization expense by line item for the three months ended March 31, 2023 and 2022:

	For the Three Months
	Ended
	March 31,
	2023	2022
Cost of revenue	$47,654	$—
General and administrative	8,839	—
Total depreciation and amortization	$56,493	$—

Note 4 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended March 31, 2023 and 2022, amortization expense of $488,455 and $488,455, respectively, was recognized, and as of March 31, 2023 and December 31, 2022, intangible assets net of accumulated amortization was $13,149,304 and $13,637,759, respectively.

As of March 31, 2023, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(3,257,080)	(875,300)	(752,166)	(4,884,546)
Intangible assets, net	$9,771,240	$2,625,900	$752,164	$13,149,304
Estimated life (years)	10.0	10.0	5.0
Weighted-average remaining life (years)	7.5	7.5	2.5

Total
2023	$1,465,364
2024	1,953,818
2025	1,878,602
2026	1,652,952
2027	1,652,952
Thereafter	4,545,616
Total future amortization expense	$13,149,304

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued compensation and benefits	$3,312,350	$4,128,505
Accrued litigation settlement	364,596	429,096
Accrued expenses	712,631	206,639
Accrued severance	271,495	—
Accrued interest	12,713	13,524
Total accrued liabilities	$4,673,785	$4,777,764

On July 10, 2019, Huddled Masses was named as a defendant in a lawsuit related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.

Note 6 — Long-Term Debt

Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with East West Bank in the amount of $4,500,000 with an initial availability of $1,000,000 (the “Revolving Credit Facility”). On December 17, 2021, the Company amended the Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000, and in connection with the amendment, the Company incurred additional deferred financing fees of $4,613 in January 2022. The loans under the Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and as of March 31, 2022, the rate was 7.0% with a 0.50% unused fee.

On July 26, 2022, the Company terminated the Revolving Credit Facility.  As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding borrowings or deferred financing costs under the Revolving Credit Facility.

The components of interest expense and related fees for the Revolving Credit Facility are as follows:

	For the Three Months
	Ended
	March 31,
	2023	2022
Interest expense – East West Bank	$—	$9,605
Amortization of deferred financing costs	—	33,896
Total interest expense and amortization of deferred financing costs	$—	$43,501

Silicon Valley Bank Financing

On January 9, 2023, the Company entered into the SVB Loan Agreement, by and among Silicon Valley Bank, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media and Orange142, as borrowers. The SVB Loan Agreement provided for a revolving credit facility (the “SVB Revolving Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which would increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility were to mature on September 30, 2024 unless the Credit Facility was otherwise terminated pursuant to the terms of the Loan Agreement.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver.  As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement.  The termination of the SVB Revolving Credit Facility became effective April 20, 2023.  Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”).  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations.  During the three months ended March 31, 2023, the Company incurred $211,934 of deferred financing costs.  After the Company issued the notice of termination, total deferred financing costs of $299,770 were expensed to contingent loss on early termination of line of credit during the three months ended March 31, 2023.

Lafayette Square

On December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32,000,000, consisting of a $22,000,000 closing date term loan and an up to $10,000,000 delayed draw term loan (“Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.  The Delayed Draw Loan is required to be repaid in quarterly installments payable on the last day of each fiscal quarter in an amount equal to (i) commencing with the fiscal quarter ending March 31, 2022 through and including the fiscal quarter ending December 31, 2023, $137,500, and (ii) commencing March 31, 2024 and continuing on the last day of each fiscal quarter thereafter, $275,000, with a final installment due December 31, 2026 in an amount equal to the remaining entire principal balance thereof.

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. As of March 31, 2023, the Company owed a balance on the 2021 Credit Facility of $25,520,000.  Additional deferred financing costs of $15,567 and $180,480 were incurred during the three months ended March 31, 2023 and 2022, respectively. Unamortized deferred financing costs as of March 31, 2023 and December 31, 2022 were $1,994,724 and $2,115,161 respectively. Accrued and unpaid interest was $0 as of March 31, 2023 and December 31, 2022.

The components of interest expense and related fees for the 2021 Term Loan Facility are as follows:

	March 31,
	2023	2022
Interest expense – Lafayette Square	$879,362	$487,500
Amortization of deferred financing costs – Lafayette Square	136,004	118,391
Total interest expense and amortization of deferred financing costs	$1,015,366	$605,891

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

Accrued and unpaid interest expense as of March 31, 2023 and December 31, 2022 was $12,713 and $13,524, respectively, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, the Company applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans were forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintained its payroll and utilities.

The forgiveness amount would be reduced if the borrower terminated employees or reduced salaries and wages more than 25% during the covered period. Any unforgiven portion was payable over two years if issued before, or five years if issued after, June 5, 2020 at an interest rate of 1.0% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or if the borrower did not apply for forgiveness, then six months after the end of the covered period.

In March 2021, DDH LLC applied for and received a PPP loan (the “PPP-2 Loan”) for a principal amount of $287,143 and there were no collateral or guarantee requirements. On April 11, 2022, the balance on the PPP-2 Loan was forgiven.

As of March 31, 2023, future minimum payments related to long-term debt are as follows for the years ended December 31:

2023	$491,250
2024	1,310,000
2025	1,310,473
2026	22,411,965
2027	3,337
Thereafter	142,975
Total	25,670,000
Less current portion	(818,750)
Less deferred financing costs	(1,994,724)
Long-term debt, net	$22,856,526

Note 7 — Mandatorily Redeemable Preferred Units

ASC 480, Distinguishing Liabilities from Equity, defines mandatorily redeemable financial instruments as any financial instruments issued in the form of shares that have an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. A mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. Under ASC 480, mandatorily redeemable financial instruments shall be measured initially at fair value.

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

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $62,162, for the three months ended March 31, 2022 and 2021, respectively.

Note 8 — Related Party Transactions

Related Party Transactions

Member Payable

The Company had a net payable to members that totaled $1,448,333 as of March 31, 2023 and December 31, 2022, which is included as a related party payable on the consolidated balance sheets.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnership and limited liability companies and allows the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Walker and Smith, to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. The Continuing LLC owner will hold economic nonvoting LLC Units in DDH LLC and will also hold noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 10 – Stockholders’/Members’ Equity (Deficit) and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of our Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If we ever generate sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, we expect cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 13 - Tax Receivable Agreement and Income Taxes).

The aggregate change in the balance of gross unrecognized tax benefits, which includes interest and penalties for 2023 and 2022, is as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Tax Receivable Agreement Liabilities
Short Term	$41,141	$182,571
Long Term	4,245,234	4,149,619
Net total deferred tax assets	$4,286,375	$4,332,190

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the three months ended March 30, 2023 and 2022, total fees paid to Walker, Smith and Woolford were $0, $0 and $0, and $56,250, $56,250, and $22,500, respectively.

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.  The liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (See Note 5 – Accrued Liabilities).

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

For the three months ended March 31, 2023 and 2022, the Company incurred rent expense of $79,761 and $52,288, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below for the year ended March 31, 2023:

2023
Operating lease - right-of-use asset	$756,654

Operating lease liabilities - current	$70,014
Operating lease liabilities - long-term	743,572
Total lease liability	$813,586

The weighted-average remaining lease term for the Company’s operating lease is seven years as of ended March 31, 2023, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2023	$121,831
2024	110,215
2025	156,077
2026	159,755
2027	163,474
Thereafter	413,729
Total lease payments	1,125,081
Less imputed interest	(311,495)
Total lease liability	$813,586

Note 10 — Stockholders’ Equity (Deficit) and Stock-Based Compensation

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022, DDM tendered 100,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A common stock of the Company on a one-for-one basis.  In connection with this exchange, an equivalent number of the holder’s shares of Class B common stock were cancelled.  As of March 31, 2023, DDM held 11,278,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of our Class A common stock and (ii) one warrant entitling the holder to purchase one share of our Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At March 31, 2023, 2,797,800 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of March 31, 2023, 420,000 of these warrants are outstanding. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters have not exercised this option as of March 31, 2023.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accrued liabilities are approximately $1,000,000 as of March 31, 2023, and relate to executive performance bonuses which are payable upon a certain level of cash generated by warrant exercises. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering.  On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amended the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022.  The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $3,998,635, which was paid in full on July 28, 2022.

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

The following table summarizes warrant activity as of March 31, 2023:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2023	3,220,000	$5.50	4.38	$—
Granted	—	$—	—	$—
Exercised	(2,200)	$5.50	—	$—
Canceled	—	$—	—	$—
Outstanding at March 31, 2023	3,217,800	$5.50	4.38	$—
Exercisable at March 31, 2023	3,217,800

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

During the three months ended March 31, 2023, the Company recognized $94,538 of total stock-based compensation expense in the consolidated statement of operations with compensation, tax and benefits.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of March 31, 2023:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2022	254,000	$1.69	9.44	$19,486
Granted	135,015	$3.96	9.97	$24,303
Exercised	—	$—		$—
Forfeited	(400)	$1.62		$908
Outstanding at March 31, 2023	388,615	$2.48	9.47	$393,705
Exercisable at March 31, 2023	—

As of March 31, 2023, all stock options remain unvested with related unamortized stock-based compensation expense totaling $510,375 and the weighted-average period over which such stock-based compensation expense will be recognized is 2.69 years.

Restricted Stock Units

RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- December 31, 2022	352,764	$1.67
Granted	236,754	3.93
Exercised	—	—
Forfeited	(400)	$1.62
Canceled	—	—
Unvested- March 31, 2023	589,118	$2.58

As of March 31, 2023, unrecognized stock-based compensation of $1,342,261 related to unvested RSUs will be recognized on a straight- line basis over a period of 2.7 years.

Note 11 — Loss Per Share

The Company has two classes of common stock, Class A and Class B.  Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.  The following table sets forth the computation of the Company’s basic and diluted loss per share.

	For the Three Months Ended
	March 31,
	2023	2022
Net loss	$(1,333,934)	$(671,623)

Weighted average common shares outstanding - basic	14,575,845	7,106,471
Options to purchase common stock	—	—
Restricted stock	—	—
Weighted average common shares outstanding - diluted	14,575,845	7,106,471
Net loss per common share, basic and diluted	$(0.09)	$(0.09)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	March 31,
	2023	2022
Warrants to purchase common stock	3,217,800	3,220,000
Options to purchase common stock	388,615	—
Total excludable from net loss per share attributable to common stockholders - diluted	3,606,415	3,220,000

Note 12 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three ended March 31, 2023 and 2022, the Company’s matching contributions were $64,871 and $50,561, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three months ended March 31, 2023 and 2022, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of Orange 142. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of March 31, 2023 and December 31, 2022, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required.

Note 13 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

In connection with our initial public offering in February 2022, the Company entered into a tax receivable agreement (“TRA”) with DDH LLC and DDM (together, the “TRA Holders”) which provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. Direct Digital Holdings, Inc. will retain the benefit of the remaining 15% of these net cash savings, and as a result, the Company recorded $823,481 during 2022 as additional paid-in capital.

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

As of March 31, 2023, the Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $5,240,074, and a total TRA liability of $4,286,375, of which $41,141 is reflected as a current liability in which $45,815 was paid during the three months ended March 31, 2023. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. We account for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

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

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes of 19.7% and 20.45% that occurred in the first and third quarters of 2022, respectively.  As a result, the Company recorded a tax provision benefit for federal and state income tax of $74,648 and $0 for the three months ended March 31, 2023 and 2022, respectively.

The benefit for income taxes is based on the estimated annual effective rate for the year, which includes estimated federal and state income taxes on the Company’s projected pre-tax income. The (benefit)/expense for income taxes and the effective income tax rates were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Benefit for income taxes	$(74,648)	$—
Effective income tax rate	5.3%	—

The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2023 primarily due to the Company partnership income that is not subject to federal and state taxes. The change in tax expense of $74,648 when compared to the prior year is primarily attributed to losses reported in the current quarter for which benefit of those losses are expected when compared to losses from the prior year in which those benefits were uncertain.

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

Revenue by business segment is as follows:

	March 31,
	2023	2022
Buy-side advertising	$7,439,666	$5,831,041
Sell-side advertising	13,783,244	5,539,296
Total revenues	$21,222,910	$11,370,337

Operating income (loss) by business segment reconciled to income (loss) before taxes is as follows:

	March 31,
	2023	2022
Buy-side advertising	$1,504,861	$1,074,210
Sell-side advertising	1,278,332	651,042
Corporate office expenses	(2,924,532)	(1,140,381)
Total operating income (loss)	(141,339)	584,871
Corporate other expense	(1,267,243)	(1,256,494)
Loss before taxes	$(1,408,582)	$(671,623)

Total assets by business segment are as follows:

	March 31,	December 31,
	2023	2022
Buy-side advertising	$25,840,255	$25,685,528
Sell-side advertising	20,140,458	25,512,367
Corporate office	7,203,615	6,928,144
Total assets	$53,184,328	$58,126,039

Note 15 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to March 31, 2023, through the date of this report and determined there were no events or transactions that would require recognition or disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

●	our dependence on the overall demand for advertising, which could be influenced by economic downturns;
●	any slow-down or unanticipated development in the market for programmatic advertising campaigns;
●	the effects of health epidemics;
●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
●	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
●	any unavailability or non-performance of the non-proprietary technology, software, products and services that we use;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
●	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;
●	any inability to compete in our intensely competitive market;
●	any significant fluctuations caused by our high customer concentration;
●	our limited operating history, which could result in our past results not being indicative of future operating performance;
●	any violation of legal and regulatory requirements or any misconduct by our employees, subcontractors, agents or business partners;

●	any strain on our resources, diversion of our management’s attention or impact on our ability to attract and retain qualified board members as a result of being a public company;
●	as a holding company, we depend on distributions from Direct Digital Holdings, LLC (“DDH LLC”) to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and dividends;
●	DDH LLC may make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement), which, to the extent not distributed as dividends on our Class A common stock, would benefit Direct Digital Management, LLC, the entity indirectly owned by our Chairman and Chief Executive Officer and President, as a result of its ownership of Class A common stock upon an exchange or redemption of its LLC Units; and
●	other factors and assumptions discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 231 small and mid-sized clients annually, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the three months ended March 31, 2023. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform.  The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 153,000 advertisers per month in the three months ended March 31, 2023, an increase of 121% over the 69,000 advertisers per month in the three months ended March 31, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Monetizing ad impressions for publishers and buyers

We focus on monetizing digital impressions by coordinating daily real-time auctions and bids. The publisher makes its ad inventory available on Colossus SSP and invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from Colossus SSP. In case of real-time bidding (“RTB”) media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid and pay the second highest price for the winning impression to serve the ads. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.

Enhancing ad inventory quality

In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the three months ended March 31, 2023, we determined that approximately 1% of inventory was invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

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

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the first quarter of 2023, we transitioned our server platform to HPE Greenlake, which provides increased capacity, faster response time, and expansion capabilities to align with growth in our business.

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

Interest expense. Interest expense is mainly related to our debt as further described below in “ -Liquidity and Capital Resources.” In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units is classified as a liability, and the corresponding distributions are recognized as interest expense for the three months ended March 31, 2022.  The preferred A and B units were fully redeemed as of March 31, 2022.

Contingent loss on early termination of line of credit. In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Silicon Valley Bank (“SVB”), which provides for a revolving credit facility (the “Credit Facility”).  In March 2023, we issued a notice of termination and recognized a loss on the write-off of the deferred financing fees.

Loss on early redemption of non-participating preferred units. In February 2022, we redeemed the non-participating Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units.

Results of Operations

Comparison of the Three Ended March 31, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
Revenues
Buy-side advertising	$7,439,666	$5,831,041	$1,608,625	28%
Sell-side advertising	13,783,244	5,539,296	8,243,948	149%
Total Revenues	21,222,910	11,370,337	9,852,573	87%

Cost of revenues
Buy-side advertising	2,949,153	2,069,346	879,807	43%
Sell-side advertising	11,840,706	4,520,192	7,320,514	162%
Total cost of revenues	14,789,859	6,589,538	8,200,321	124%

Gross profit	6,433,051	4,780,799	1,652,252	35%

Operating expenses	6,574,390	4,195,928	2,378,462	57%
Income (loss) from operations	(141,339)	584,871	(726,210)	(124)%
Other expense	(1,267,243)	(1,256,494)	(10,749)	(1)%
Loss before taxes	(1,408,582)	(671,623)	(736,959)	(110)%
Tax expense	(74,648)	—	(74,648)	nm %
Net loss	$(1,333,934)	$(671,623)	$(662,311)	(99)%
Adjusted EBITDA (1)	$547,975	$1,121,308	$(573,333)	(51)%
(1)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

nm – not meaningful

Revenues

Our revenues increased from $11.4 million for the three months ended March 31, 2022 to $21.2 million for the three months ended March 31, 2023, an increase of $9.9 million or 87%. Buy-side advertising revenue increased $1.6 million, or 28%, primarily due to expanded spending from our existing customer base as well as new middle market client spending. Sell-side advertising revenue increased $8.3 million, or 149% over the 2022 three-month results, due to a continued increase in impression inventory, as well as increased publisher engagement across general market and underrepresented publisher communities.

Cost of revenues

Along with the increase in revenues across both segments, we correspondingly experienced an increase in cost of revenues from $6.6 million for the three months ended March 31, 2022 to $14.8 million for the three months ended March 31, 2023, an increase of $8.2 million, or 124%. Buy-side advertising cost of revenues increased $0.9 million to $2.9 million, or 40% of revenue, for the three months ended March 31, 2023, compared to $2.1 million, or 35% of revenue, for the three months ended March 31, 2022.

Sell-side advertising cost of revenues increased $7.3 million, to $11.8 million, or 86% of revenue for the three months ended March 31, 2023, compared to $4.5 million, or 82% of revenue, for the same period in 2022.  The increase in costs was primarily due to the related increase in revenue, while the 4% increase as a percentage of revenue was due to the mix and concentration of publishers and the related costs.  We expect these higher costs to continue in future fiscal periods.

Gross profit

Gross profit also increased in the three months ended March 31, 2023 to $6.4 million, or 30% of revenue, compared to $4.8 million, or 42% of revenue, for the three months ended March 31, 2022, an increase of $1.7 million or 35%. The change in margin for the three months ended March 31, 2023 is attributable to the mix in revenue between our business segments, as our sell-side segment, whose revenues grew as a percentage of our overall revenue, has a lower gross margin than our buy-side segment.

Buy-side advertising gross profit increased $0.7 million for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due higher revenue. Sell-side advertising gross profit increased $0.9 million for the three months ended March 31, 2023 as compared to prior year, primarily due to the increase in revenue.

Operating expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
Compensation, tax and benefits	$3,634,296	$2,555,036	$1,079,260	42%
General and administrative	2,940,094	1,640,892	1,299,202	79%
Total operating expenses	$6,574,390	$4,195,928	$2,378,462	57%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $2.6 million for the three months ended March 31, 2022 to $3.6 million in for the three months ended March 31, 2023, an increase of $1.1 million, or 42%. The increase is due to headcount additions primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure and bonus expense. In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022 and March 20, 2023, our board of directors granted stock options and restricted stock units (“RSUs”) to certain of our employees and non-employee directors. The stock options and RSUs granted did not have a material impact to compensation, taxes and benefits expense for the three months ended March 31, 2023. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses also increased from $1.6 million for the three months ended March 31, 2022 to $2.9 million for the three months ended March 31, 2023. G&A expenses as a percentage of revenue was 14% for the three months ended March 31, 2023 and 2022.

The increase in G&A costs during the three months ended March 31, 2023 was primarily due to costs associated with our transition to and operation as a public company as of February 2022. During the three months ended March 31, 2023, we incurred higher travel expenses, investor and public relations costs, insurance, as well as professional fees. We also completed the transition of our servers for Colossus Media to HPE Greenlake and incurred higher consulting and transition costs for this one-time project. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	March 31,		Change
	2023	2022	Amount	%
Other income	$49,828	$47,982	$1,846	4%
Contingent loss on early termination of line of credit	(299,770)	—	(299,770)	nm %
Loss on early redemption of non-participating preferred units	—	(590,689)	590,689	(100)%
Interest expense	(1,017,301)	(713,787)	(303,514)	43%
Total other expense	$(1,267,243)	$(1,256,494)	$(10,749)	1%

Other expense for the three months ended March 31, 2023 primarily consists of $1.0 million of interest expense and $0.3 million related to contingent loss on early termination of the line of credit with Silicon Valley Bank.  Other expense for the three months ended March 31, 2022 is comprised of $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units and approximately $0.7 million of interest expense.

Interest expense

Interest expense increased for the three months ended March 31, 2023 to $1.0 million compared to $0.7 million for the three months ended March 31, 2022. The increase in interest expense in the three months period is due to the additional $4.0 million in borrowings under the Term Loan Amendment in July 2022, as well as higher interest rates.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$6,718,559	$4,047,453
Working capital	$4,835,726	$5,712,680

We anticipate funding our operations for the next twelve months using available cash and cash flow generated from operations. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $6.7 million and $4.0 million, respectively.  We are working with lenders to potentially enter into a new line of credit, and expect to finalize an agreement in the second quarter of 2023, but there can be no assurance that we will close on such new facility in that timeframe, or at all.

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

On December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”), as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at a rate per annum equal to LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility as amended by the Term Loan Amendment (as defined below) is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 7.00% per annum if the consolidated total net leverage ratio is less than 1.00 to 1.00 and up to 10.00% per annum if the consolidated total net leverage ratio is greater than 3.50 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum based upon DDH LLC’s participation in each of certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). We expect that interest rates applicable to the 2021 Credit Facility will be modified upon the implementation of a LIBOR replacement rate that will apply to our current and future borrowings. The maturity date of the 2021 Credit Facility is December 3, 2026.

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

On January 9, 2023, we entered into the SVB Loan Agreement with Silicon Valley Bank. The SVB Loan Agreement provided for the SVB Revolving Credit Facility in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which would increase the aggregate principal amount of the SVB Revolving Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility were to mature on September 30, 2024, unless the SVB Revolving Credit Facility was otherwise terminated pursuant to the terms of the SVB Loan Agreement.

Borrowings under the SVB Revolving Credit Facility were to bear interest at a floating rate per annum equal to the greater of (i) 6.25% and (ii) the prime rate plus the prime rate margin; provided, that during the periods when the borrowers have maintained liquidity (as described below) of at least $7,500,000 during the immediately preceding three-month period of time (the “Streamline Period”), the outstanding principal amounts of any advances were to accrue interest at a floating rate per annum equal to the greater of (a) 5.75% and (b) the prime rate plus the prime rate margin. For purposes of the SVB Loan Agreement, the prime rate was determined by reference to the “prime rate” as published in The Wall Street Journal or any successor publication thereto, and the prime rate margin will be 1.50%; provided, that during a Streamline Period, the prime rate margin will be 1.00%.

At our option, the Company could at any time have prepaid the outstanding principal balance of the SVB Revolving Credit Facility in whole or in part, without penalty or premium. Interest on the principal amount of borrowings under the SVB Revolving Credit Facility was payable in arrears on a monthly basis on the last calendar day of each month, on the date of any prepayment of the SVB Revolving Credit Facility and on the maturity date.

The Company was required to maintain compliance at all times with a liquidity covenant requiring us to maintain liquidity of not less than $5 million, where liquidity is defined as the sum of the borrowers’ unrestricted cash and cash equivalents held at Silicon

Valley Bank plus availability under the SVB Revolving Credit Facility. The SVB Revolving Credit Facility was secured by all or substantially all of the borrowers’ personal property and assets (subject to the limitations expressly set forth in the SVB Loan Agreement).

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023 the Company issued a notice of termination of the SVB Loan Agreement. Prior to issuing the notice of termination, the Company received a consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under the 2021 Credit Facility with Lafayette Square.  Termination of the facility with Silicon Valley Bank became effective April 20, 2023.  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations. Additionally, based on the Company’s expectations of its cash flow from operations and the available cash held by the Company, the Company believes that it will have sufficient cash resources to finance its operations and service any debt obligations for at least the next twelve months. However, uncertainty remains over liquidity concerns in the financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Consolidated Statement of Cash Flow Data:

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$3,162,969	$(852,317)
Net cash used in investing activities	(48,212)	—
Net cash provided by (used in) financing activities	(443,651)	574,686
Net increase (decrease) in cash and cash equivalents	$2,671,106	$(277,631)

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

For the Three Months Ended March 31, 2023 and 2022

Cash flows from operating activities increased from $0.9 million used in operating activities for the three months ended March 31, 2022 to $3.2 million provided by operating activities for the three months ended March 31, 2023. The period-over-period increase of $4.0 million was primarily due to a $7.2 million increase for changes in accounts receivable and a $1.3 million increase for changes in deferred revenue related to the increase in revenue and timing of payments received.  This is partially offset by the $0.7 million higher net loss, $3.0 million decrease related to changes in accounts payable and $0.6 million decrease related to the loss on redemption of non-participating preferred units in the prior year.

Cash Flows from Investing Activities

For the Three Months Ended March 31, 2023 and 2022

During the three months ended March 31, 2023, the Company acquired property, equipment and software for $48,212.

Cash Flows Used in Financing Activities

For the Three Months Ended March 31, 2023 and 2022

Our financing activities consist primarily of payments under our notes payable, distributions to DDH LLC members, and during 2022, net proceeds from our IPO as well as the redemption payments for DDH LLC’s common units and Class B Units held by USDM

Holdings, Inc. Net cash provided by financing activities has been and will be used to finance our operations, including our investment in people and infrastructure, to support our growth.

During the three months ended March 31, 2023, net cash used in financing activities was higher by $1.0 million, from $0.6 million provided by financing activities for the three months ended March 31, 2022 to $0.4 million used in financing activities for the three months ended March 31, 2023. During the three months ended March 31, 2023, we made payments on the Revolving Credit Facility of $0.2 million, made payments of $0.2 million in deferred financing costs and had litigation settlement payments of $0.1 million.

During the three months ended March 31, 2022, we received net proceeds of $11.3 million related to our issuance of Class A common stock and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $10.2 million.  Also, during the three months ended March 32, 2022, we paid $0.2 million related to the Revolving Credit Facility, paid additional deferred financing costs related to 2021 Credit Facility and the Revolving Credit Facility amended in late 2021 of $0.2 million, and members of DDH LLC received tax distributions of $0.2 million.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $121,831 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026, $163,474 in 2027 and $413,729 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $491,250 in 2023, $1.3 million in 2024, $1.3 million in 2025, $22.4 million in 2026, $3,337 in 2027 and $142,975 thereafter, assuming we do not refinance our indebtedness or enter into a new revolving credit facility. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for contingent loss on early termination of line of credit, loss on early redemption of non-participating preferred units, and stock-based compensation, (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(1,333,934)	$(671,623)
Add back (deduct):
Amortization of intangible assets	488,455	488,455
Depreciation and amortization of property and equipment	56,493	—
Interest expense	1,017,301	713,787
Contingent loss on early termination of line of credit	299,770
Tax benefit	(74,648)	—
Stock-based compensation	94,538	—
Loss on early redemption of non-participating preferred units	—	590,689
Adjusted EBITDA	$547,975	$1,121,308

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the CEO and CFO have concluded that, as of such date, based on the identification of the material weakness described below, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

We identified a material weakness in our controls over completeness of revenue as of December 31, 2022 that still existed as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to properly recognize revenue on a timely basis. As further detailed in Note 16 – Revision of Previously Issued Financial Information (Unaudited), the Company identified digital advertising transactions performed by its sell-side advertising business for which invoices were not sent to a particular, individual customer during the period from August 1, 2022 through December 31, 2022.  Billing procedures related to that particular customer were modified effective August 1, 2022, and, as a result, these transactions were not captured in our standard invoicing and revenue recognition procedures.

There were no material misstatements as a result of this material weakness; however, it could have resulted in understated revenue that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1	Loan and Security Agreement, dated effective as of January 9, 2023, by and among Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as borrowers, and Silicon Valley Bank, as lender.	8-K	001-41261	January 11, 2023	10.1
10.2	Third Amendment to Term Loan and Security Agreement, dated January 9, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 11, 2023	10.2
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	Inline XBRL Instance Document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: May 15, 2023	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Susan Echard
SUSAN ECHARD
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)