Form 10-Q
period 2023-06-30
Direct Digital Holdings, Inc.
filed 2023-08-11
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 9, 2023, there were 2,988,916 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,278,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,668,479	$4,047,453
Accounts receivable, net	29,628,797	26,354,114
Prepaid expenses and other current assets	1,051,982	883,322
Total current assets	36,349,258	31,284,889

Property, equipment and software, net of accumulated depreciation and amortization of $155,698 and $34,218, respectively	688,716	673,218
Goodwill	6,519,636	6,519,636
Intangible assets, net	12,660,850	13,637,759
Deferred tax asset, net	5,170,870	5,164,776
Operating lease right-of-use assets	714,129	798,774
Other long-term assets	46,987	46,987
Total assets	$62,150,446	$58,126,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,357,665	$17,695,404
Accrued liabilities	3,879,420	4,777,764
Liability related to tax receivable agreement, current portion	40,112	182,571
Notes payable, current portion	982,500	655,000
Deferred revenues	950,831	546,710
Operating lease liabilities, current portion	47,668	91,989
Income taxes payable	22,280	174,438
Related party payables	1,197,175	1,448,333
Total current liabilities	30,477,651	25,572,209

Notes payable, net of short-term portion and deferred financing cost of $1,858,720 and $2,115,161, respectively	22,515,030	22,913,589
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	4,246,263	4,149,619
Operating lease liabilities, net of current portion	741,771	745,340
Total liabilities	58,130,715	53,530,757

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 3,519,780 and 3,252,764 shares issued and outstanding, respectively	3,520	3,253
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding	11,278	11,278
Additional paid-in capital	8,539,858	8,224,012
Accumulated deficit	(4,534,925)	(3,643,261)
Total stockholders’ equity	4,019,731	4,595,282
Total liabilities and stockholders’ equity	$62,150,446	$58,126,039

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Buy-side advertising	$11,803,092	$9,321,267	$19,242,758	$15,152,308
Sell-side advertising	23,600,708	11,940,041	37,383,952	17,479,337
Total revenues	35,403,800	21,261,308	56,626,710	32,631,645

Cost of revenues
Buy-side advertising	4,587,897	3,154,471	7,537,050	5,223,817
Sell-side advertising	20,743,266	9,771,017	32,583,972	14,291,209
Total cost of revenues	25,331,163	12,925,488	40,121,022	19,515,026
Gross profit	10,072,637	8,335,820	16,505,688	13,116,619

Operating expenses
Compensation, taxes and benefits	4,553,029	3,494,692	8,187,325	6,049,728
General and administrative	3,265,160	1,776,981	6,205,254	3,417,873
Total operating expenses	7,818,189	5,271,673	14,392,579	9,467,601
Income from operations	2,254,448	3,064,147	2,113,109	3,649,018

Other income (expense)
Other income	42,313	—	92,141	47,982
Forgiveness of Paycheck Protection Program loan	—	287,143	—	287,143
Loss on redemption of non-participating preferred units	—	—	—	(590,689)
Contingent loss on early termination of line of credit	—	—	(299,770)	—
Interest expense	(1,027,493)	(650,251)	(2,044,794)	(1,364,038)
Total other expense	(985,180)	(363,108)	(2,252,423)	(1,619,602)

Income (loss) before taxes	1,269,268	2,701,039	(139,314)	2,029,416
Tax expense (benefit)	74,312	86,676	(336)	86,676
Net income (loss)	$1,194,956	$2,614,363	$(138,978)	$1,942,740

Net income (loss) per common share:
Basic	$0.08	$0.18	$(0.01)	$0.18
Diluted	$0.08	$0.18	$(0.01)	$0.18

Weighted-average number of shares of common stock outstanding:
Basic	14,772,624	14,257,827	14,676,096	10,701,715
Diluted	14,834,051	14,257,827	14,676,096	10,701,715

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2023

	Common Stock
	Class A		Class B			Accumulated	Stockholders’
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, December 31, 2022	3,252,764	$3,253	11,278,000	$11,278	$8,224,012	$(3,643,261)	$4,595,282
Stock-based compensation	—	—	—	—	304,013	—	304,013
Issuance of restricted stock net of shares withheld for vested awards	291,031	290	—	—	(290)	—	—
Restricted stock forfeitures	(26,215)	(25)	—	—	25	—	—
Warrants exercised	2,200	2	—	—	12,098	—	12,100
Distributions to members	—	—	—	—	—	(752,686)	(752,686)
Net loss	—	—	—	—	—	(138,978)	(138,978)
Balance, June 30, 2023	3,519,780	$3,520	11,278,000	$11,278	$8,539,858	$(4,534,925)	$4,019,731

Three Months Ended June 30, 2023

	Common Stock
	Class A		Class B			Accumulated	Stockholders’
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, March 31, 2023	3,491,318	$3,491	11,278,000	$11,278	$8,330,412	$(4,977,195)	$3,367,986
Stock-based compensation	—	—	—	—	209,475	—	209,475
Issuance of restricted stock net of shares withheld for vested awards	54,277	54	—	—	(54)	—	—
Restricted stock forfeitures	(25,815)	(25)	—	—	25	—	—
Distributions to members	—	—	—	—	—	(752,686)	(752,686)
Net income	—	—	—	—	—	1,194,956	1,194,956
Balance, June 30, 2023	3,519,780	$3,520	11,278,000	$11,278	$8,539,858	$(4,534,925)	$4,019,731

Six Months Ended June 30, 2022

			Common Stock						Members' /
									Stockholders'
	Common Units		Class A		Class B			Accumulated	equity
	Units	Amount	Units	Amount	Units	Amount	APIC	deficit	(deficit)
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	2,800	—	—	10,164,243	—	10,167,043
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Stock-based compensation	—	—	—	—	—	—	15,407	—	15,407
Issuance of restricted stock	—	—	363,214	363	—	—	(363)	—	—
Distributions to members	—	—	—	—	—	—	—	(309,991)	(309,991)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	—	—	1,942,740	1,942,740
Balance, June 30, 2022	—	$—	3,163,214	$3,163	11,378,000	$11,378	$7,747,250	$(3,036,348)	$4,725,443

Three Months Ended June 30, 2022

	Common Stock
	Class A		Class B			Accumulated	Stockholders'
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, March 31, 2022	2,800,000	$2,800	11,378,000	$11,378	$7,272,856	$(5,489,170)	$1,797,864
Transaction costs associated with IPO	—	—	—	—	(25,750)	—	(25,750)
Stock-based compensation	—	—	—	—	15,407	—	15,407
Issuance of restricted stock	363,214	363	—	—	(363)	—	—
Distributions to members	—	—	—	—	—	(161,541)	(161,541)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	2,614,363	2,614,363
Balance, June 30, 2022	3,163,214	$3,163	11,378,000	$11,378	$7,747,250	$(3,036,348)	$4,725,443

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows Provided By Operating Activities:
Net income (loss)	$(138,978)	$1,942,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	272,008	301,105
Amortization of intangible assets	976,909	976,909
Amortization of right-of-use assets	84,645	50,021
Amortization of capitalized software	104,005	—
Depreciation of property and equipment	17,475	—
Stock-based compensation	304,013	15,407
Forgiveness of Paycheck Protection Program loan	—	(287,143)
Deferred income taxes	(6,094)	38,966
Payment on tax receivable agreement	(45,815)	—
Loss on redemption of non-participating preferred units	—	590,689
Contingent loss on early termination of line of credit	299,770	—
Bad debt expense	51,532	24,799
Changes in operating assets and liabilities:
Accounts receivable	(3,326,215)	(6,996,667)
Prepaid expenses and other assets	(256,496)	386,258
Accounts payable	5,662,261	3,406,355
Accrued liabilities	(769,344)	601,699
Income taxes payable	(152,158)	47,710
Deferred revenues	404,121	(905,111)
Operating lease liability	(47,890)	(49,422)
Related party payable	(251,158)	(70,801)
Net cash provided by operating activities	3,182,591	73,514

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(136,978)	—
Net cash used in investing activities	(136,978)	—

Cash Flows Provided by (Used In) Financing Activities:
Payments on term loan	(327,500)	(275,000)
Payments of litigation settlement	(129,000)	—
Payment of deferred financing costs	(227,501)	(185,093)
Proceeds from Issuance of Class A common stock, net of transaction costs	—	11,212,043
Redemption of common units	—	(3,237,838)
Redemption of non-participating preferred units	—	(7,046,251)
Proceeds from warrants exercised	12,100	—
Distributions to members	(752,686)	(309,991)
Net cash provided by (used in) financing activities	(1,424,587)	157,870

Net increase in cash and cash equivalents	1,621,026	231,384
Cash and cash equivalents, beginning of the period	4,047,453	4,684,431
Cash and cash equivalents, end of the period	$5,668,479	$4,915,815

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$348,862	$—
Cash paid for interest	$1,769,452	$1,058,548

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accrued liabilities	$—	$1,045,000
Common unit redemption balance included in accrued liabilities	$—	$3,962,162
Outside basis difference in partnership	$—	$3,234,000
Tax receivable agreement payable to Direct Digital Management, LLC	$—	$2,748,900
Tax benefit on tax receivable agreement	$—	$485,100

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of June 30, 2023, $5,668,479 of the Company’s cash and cash equivalents exceeded the federally insured limits, none of which is held at Silicon Valley Bank (“SVB”). The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company began insuring its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $25,754 and $4,323, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense was $51,652 and $27,224 for the three months ended June 30, 2023 and 2022, respectively, and $51,532 and $24,799 for the six months ended June 30, 2023 and 2022, respectively.

Concentration of customers

There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the buy-side and sell-side of the business.  For the three months ended June 30, 2023 and 2022, one customer represented 63% and 56% of revenues, respectively, and a second customer represented 10% and 0% of revenues, respectively.  For the six months ended June 30, 2023 and 2022, one customer represented 62% and 53% of revenues, respectively, and a second customer represented 1% and 11% of revenues, respectively. As of June 30, 2023 and December 31, 2023, one customer accounted for 75% and 80%, respectively, of accounts receivable.

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

As of June 30, 2023, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of June 30, 2023 and December 31, 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 6 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the six months ended June 30, 2022.  On July 26, 2022, the Company repaid the line of credit and terminated the Revolving Credit Facility as of such date and the remaining deferred financing costs of $33,434 were amortized to interest expense during the year ended December 31, 2022. There were no unamortized deferred financing costs related to the line of credit as of June 30, 2023 and December 31, 2022.

In January 2023, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”) and incurred $211,934 of deferred financing costs during the six months ended June 30, 2023.  As the Company had not yet drawn any amounts on the agreement, on March 13, 2023 the Company issued a notice of termination and expensed the deferred financing costs which totaled $299,770 to contingent loss on early termination of line of credit during the six months ended June 30, 2023.  Termination of the facility with Silicon Valley Bank (“SVB”) became effective April 20, 2023.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 5 – Long-Term Debt) and incurred additional deferred financing costs of $15,567 and $180,480 during the six months ended June 30, 2023 and 2022, respectively. Unamortized deferred financing costs for the note payable was $1,858,720 and $2,115,161 as of June 30, 2023 and December 31, 2022, respectively, and netted against the outstanding debt on the consolidated balance sheets.

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

Revenue recognition

The Company recognizes revenue using the following five steps: 1) identification of a contract(s) with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied.  The Company’s revenues are derived primarily from two sources: buy-side advertising and sell-side advertising.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $950,831 and $546,710 as of June 30, 2023 and December 31, 2022, respectively.

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

Overall

The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform. In an effort to reduce the risk of nonpayment, the Company has insurance with a third-party carrier for its accounts receivable as noted above.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended June 30, 2023 and 2022 was $533,825 and $220,236, respectively and $1,002,263 and $322,667 for the six months ended June 30, 2023 and 2022, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

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

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options, see Note 10 — Stockholders’ Equity and Stock-Based Compensation Plans.

Income (loss) per share

Basic income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Potentially dilutive securities include potential shares of common stock related to our stock options and RSUs. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share excludes the impact of potential shares of common stock related to our stock options in periods in which the options exercise price is greater than the average market price of our common stock for the period.

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

The Company applies ASC 740-10, Income Taxes, in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws regulations and interpretations thereof as well as other factors. See Note 13 – Tax Receivable Agreement and Income Taxes.

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

Accounting pronouncements recently adopted

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

Liquidity and capital resources

As of June 30, 2023, the Company had cash and cash equivalents of $5,668,479.  Based on projections of growth in revenue and operating results in the coming year and the available cash held by us, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Property, Equipment and Software, net

Property, equipment and software, net consists of the following:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$127,932	$118,601
Computer equipment	19,636	16,985
Leasehold Improvements	36,230	—
Capitalized software	660,616	571,850
Property, equipment and software, gross	844,414	707,436
Less: accumulated depreciation and amortization	(155,698)	(34,218)
Total property, equipment and software, net	$688,716	$673,218

The Company moved headquarters in 2022 and capitalized furniture and fixtures, computer equipment and leasehold improvements related to the move.  The Company acquired the license to our proprietary Colossus SSP platform in November 2022 from its third-party developer.  Depreciation and amortization expense related to property, equipment and software was $64,987 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $121,480 and $0 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes depreciation and amortization expense by line item for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		For the Six Months
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$56,351	$—	$104,005	$—
General and administrative	8,636	—	17,475	—
Total depreciation and amortization	$64,987	$—	$121,480	$—

Note 4 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. Intangible assets consist of $13,028,320 of 10-year amortizable customer relationships, $3,501,200 of 10-year amortizable trademarks and tradenames, and $1,504,330 of 5-year amortizable non-compete agreements. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended June 30, 2023 and 2022, amortization expense of $488,455 and $488,455, respectively, and for the six months ended June 30, 2023 and 2022, amortization expense of $976,909 and $976,909, respectively, was recognized, and as of June 30, 2023 and December 31, 2022, intangible assets net of accumulated amortization was $12,660,850 and $13,637,759, respectively.

As of June 30, 2023, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(3,582,788)	(962,830)	(827,382)	(5,373,000)
Intangible assets, net	$9,445,532	$2,538,370	$676,948	$12,660,850
Estimated life (years)	10.0	10.0	5.0
Weighted-average remaining life (years)	7.3	7.3	2.2

Total
2023	$976,910
2024	1,953,818
2025	1,878,602
2026	1,652,952
2027	1,652,952
Thereafter	4,545,616
Total future amortization expense	$12,660,850

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued compensation and benefits	$2,274,060	$4,128,505
Accrued litigation settlement	300,096	429,096
Accrued expenses	663,206	206,639
Accrued severance	630,140	—
Accrued interest	11,918	13,524
Total accrued liabilities	$3,879,420	$4,777,764

On July 10, 2019, Huddled Masses was named as a defendant in a lawsuit related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.

Note 6 — Long-Term Debt

Lafayette Square

On December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32,000,000, consisting of a $22,000,000 closing date term loan and an up to $10,000,000 delayed draw term loan (“Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio is greater than 4.00 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum to the extent that DDH LLC adopts certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). On June 1, 2023 the Company entered into an agreement with Lafayette Square to convert the existing LIBOR based rate to a Term SOFR

Rate with a credit spread of 0.15% per annum for the interest periods of three months and provides for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The maturity date of the 2021 Credit Facility is December 3, 2026.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement (the “Term Loan Amendment”) and received proceeds of $4,260,000 borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.

Pursuant to the 2021 Credit Facility, as amended by the Term Loan Amendment, DDH LLC will indemnify the Company from and against any claims, losses, expenses and other liabilities incurred by the Company arising from the Company’s guarantor obligations under the 2021 Credit Facility and related term loan documents. The Delayed Draw Loan is required to be repaid in quarterly installments payable on the last day of each fiscal quarter in an amount equal to (i) commencing with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending December 31, 2023, $26,250, and (ii) commencing March 31, 2024 and continuing on the last day of each fiscal quarter thereafter, $52,500, with a final installment due December 3, 2026 in an amount equal to the remaining entire principal balance thereof. After giving effect to the Delayed Draw Loan on the effective date of the Term Loan Amendment, no additional delayed draw loans will be available under the 2021 Credit Facility.

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. As of June 30, 2023, the Company owed a balance on the 2021 Credit Facility of $25,356,250. Additional deferred financing costs of $15,567 and $180,480 were incurred during the six months ended June 30, 2023 and 2022, respectively. Unamortized deferred financing costs as of June 30, 2023 and December 31, 2022 were $1,858,720 and $2,115,161 respectively. Accrued and unpaid interest was $0 as of June 30, 2023 and December 31, 2022. The 2021 Credit Facility contains affirmative and negative covenants that, among other things, require the Company to maintain a net leverage ratio of no more than 3.50 to 1.00 as of the last day of each fiscal quarter through December 31, 2023, as adjusted thereafter, and a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of June 30, 2023.

The components of interest expense and related fees for the 2021 Credit Facility are as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense – Lafayette Square	$890,091	$489,330	$1,769,453	$976,830
Amortization of deferred financing costs – Lafayette Square	136,004	115,383	272,008	233,774
Total interest expense and amortization of deferred financing costs	$1,026,095	$604,713	$2,041,461	$1,210,604

2020 Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with East West Bank (“EWB”) in the amount of $4,500,000 with an initial availability of $1,000,000 (the “2020 Revolving Credit Facility”). On December 17, 2021, the Company amended the 2020 Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000, and in connection with the amendment, the Company incurred additional deferred financing fees of $4,613 in January 2022. The loans under the 2020 Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and as of March 31, 2022, the rate was 7.0% with a 0.50% unused fee.

On July 26, 2022, the Company terminated the 2020 Revolving Credit Facility.  As of June 30, 2023 and December 31, 2022, the Company did not have any outstanding borrowings or deferred financing costs under the Revolving Credit Facility.

The components of interest expense and related fees for the 2020 Revolving Credit Facility are as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense – East West Bank	$—	$10,213	$—	$19,818
Amortization of deferred financing costs	—	33,434	—	67,331
Total interest expense and amortization of deferred financing costs	$—	$43,647	$—	$87,149

On July 7, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with EWB which provides for a new revolving credit facility as described in Note 15 – Subsequent Events.

Silicon Valley Bank (“SVB”) Financing

On January 9, 2023, the Company entered into the SVB Loan Agreement, by and among SVB, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media and Orange142, as borrowers. The SVB Loan Agreement provided for a revolving credit facility (the “SVB Revolving Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which would increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility were to mature on September 30, 2024 unless the Credit Facility was otherwise terminated pursuant to the terms of the Loan Agreement.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver.  As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement.  The termination of the SVB Revolving Credit Facility became effective April 20, 2023.  Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”).  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations.  During the six months ended June 30, 2023, the Company incurred $211,934 of deferred financing costs.  After the Company issued the notice of termination, total deferred financing costs of $299,770 were expensed to contingent loss on early termination of line of credit during the six months ended June 30, 2023.

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

Accrued and unpaid interest expense as of June 30, 2023 and December 31, 2022 was $11,918 and $13,524, respectively, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, the Company applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans were forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintained its payroll and utilities.

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

Overall

As of June 30, 2023, future minimum payments related to long-term debt are as follows for the years ended December 31:

2023	$327,500
2024	1,310,000
2025	1,310,473
2026	22,411,965
2027	3,337
Thereafter	142,975
Total	25,506,250
Less current portion	(982,500)
Less deferred financing costs	(1,858,720)
Long-term debt, net	$22,665,030

Note 7 — Mandatorily Redeemable Preferred Units

In connection with the Orange142 acquisition, DDH LLC issued 7,076 non-voting Class B Preferred Units at a purchase price of $7,046,251, and a fair value of $6,455,562. Class B Preferred Units were mandatorily redeemable for $7,046,251 on September 30, 2024, with 7% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, the Class B Preferred Units were classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $0, for the three months ended June 30, 2023 and 2022, respectively, and $0 and $62,162 for the six months ended June 30, 2023 and 2022, respectively.

Note 8 — Related Party Transactions

Related Party Transactions

Member Payable

As of June 30, 2023 and December 31, 2022, the Company had a net payable to members that totaled $1,197,175 and $1,448,333, respectively, which is included as a related party payable on the consolidated balance sheets.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. The Continuing LLC owner will hold economic nonvoting LLC Units in DDH LLC and will also hold noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 10 – Stockholders’ Equity and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of our Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If we ever generate sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, we expect cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 13 - Tax Receivable Agreement and Income Taxes).

The aggregate change in the balance of gross unrecognized tax benefits, which includes interest and penalties for 2023 and 2022, is as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Liability related to tax receivable agreement
Short term	$40,112	$182,571
Long term	4,246,263	4,149,619
Total liability related to tax receivable agreement	$4,286,375	$4,332,190

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023, no fees were paid to Walker, Smith and Woolford. For the six months ended June 30, 2022, total fees paid to Walker, Smith, and Woolford were $56,250, $56,250, and $22,500, respectively.

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.  The liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (See Note 5 – Accrued Liabilities).

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

For the three months ended June 30, 2023 and 2022, the Company incurred rent expense of $78,725 and $52,183, respectively, for the combined leases.  For the six months ended June 30, 2023 and 2022, the Company incurred rent expense of $158,486 and $103,561, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below as of June 30, 2023:

2023
Operating lease right-of-use asset	$714,129

Operating lease liabilities - current	$47,668
Operating lease liabilities - long-term	741,771
Total operating lease liability	$789,439

The weighted-average remaining lease term for the Company’s operating lease is 6.35 years as June 30, 2023, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2023	$74,502
2024	110,215
2025	156,077
2026	159,775
2027	163,474
Thereafter	366,830
Total lease payments	1,030,873
Less imputed interest	(241,434)
Total lease liability	$789,439

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, our Chairman and Chief Executive Officer and our President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022, DDM tendered 100,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A common stock of the Company on a one-for-one basis.  In connection with this exchange, an equivalent number of the holder’s shares of Class B common stock were cancelled.  As of June 30, 2023, DDM held 11,278,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A common stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At June 30, 2023, 2,797,800 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of June 30, 2023, 420,000 of these warrants are outstanding. In connection with our initial public offering, we issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters have not exercised this option as of June 30, 2023.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accrued liabilities are approximately $1,000,000 as of June 30, 2023, and relate to executive performance bonuses which are payable upon a certain level of cash generated by warrant exercises. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering.  On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amended the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022.  The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $3,998,635, which was paid in full on July 28, 2022.

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

The following table summarizes warrant activity as of June 30, 2023:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2023	3,220,000	$5.50	4.38	$—
Granted	—	$—	—	$—
Exercised	(2,200)	$5.50	—	$—
Canceled	—	$—	—	$—
Outstanding at June 30, 2023	3,217,800	$5.50	3.63	$—
Exercisable at June 30, 2023	3,217,800

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

During the six months ended June 30, 2023, the Company recognized $304,013 of total stock-based compensation expense in the consolidated statement of operations in compensation, tax and benefits.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of June 30, 2023:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2022	254,000	$1.69	8.76	$193,486
Granted	135,015	$3.96
Exercised	—	—
Forfeited	(26,215)	$2.22
Outstanding at June 30, 2023	362,800	$2.49	9.23	$272,540
Vested and exercisable at June 30, 2023	73,364	$1.62	8.95	$90,238

As of June 30, 2023, unrecognized stock-based compensation of $435,403 related to 289,436 of unvested stock options will be recognized on a straight-line basis over a weighted-average vesting period of 2.45 years.

Restricted Stock Units

RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- December 31, 2022	352,764	$1.67
Granted	310,599	$3.77
Vested	(106,285)	$1.62
Forfeited	(26,215)	$2.22
Unvested- June 30, 2023	530,863	$2.58

The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes.  The total shares withheld was 19,568 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price.  As of June 30, 2023, unrecognized stock-based compensation of $1,355,297 related to unvested RSUs will be recognized on a straight- line basis over a weighted average period of 2.21 years.

Note 11 — Income (Loss) Per Share

The Company has two classes of common stock, Class A and Class B.  Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.  The following table sets forth the computation of the Company’s basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$1,194,956	$2,614,363	$(138,978)	$1,942,740

Weighted average common shares outstanding - basic	14,772,624	14,257,827	14,676,096	10,701,715
Options to purchase common stock	61,427	—	—	—
Weighted average common shares outstanding - diluted	14,834,051	14,257,827	14,676,096	10,701,715
Net income (loss) per common share, basic and diluted	$0.08	$0.18	$(0.01)	$0.18

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Warrants to purchase common stock	3,217,800	3,220,000	3,218,260	2,419,448
Options to purchase common stock	142,650	61,027	307,886	30,682
Total excludable from net income (loss) per share attributable to common stockholders - diluted	3,360,450	3,281,027	3,526,146	2,450,130

Note 12 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three and six months ended June 30, 2023 and 2022, the Company’s matching contributions were $66,083 and $52,501, respectively and $130,954 and $103,062, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three and six months ended June 30, 2023 and 2022, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of Orange 142. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of June 30, 2023 and December 31, 2022, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required.

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

As of June 30, 2023, the Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $5,170,870, and a total TRA liability of $4,286,375, of which $40,112 is reflected as a current liability in which $752,686 was paid during the six months ended June 30, 2023. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. We may elect to defer payments due under the TRA if we do not have available cash to satisfy our payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. We account for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

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

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes of 19.7% and 20.45% that occurred in the first and third quarters of 2022, respectively.  As a result, the Company recorded a tax provision for federal and state income tax for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2022 of $74,312, $86,676, and $86,676, respectively, and a tax benefit of $336 for the six months ended June 30, 2023.

Income tax expense (benefit) is based on the estimated annual effective rate for the year, which includes estimated federal and state income taxes on the Company’s projected pre-tax income.  The expense (benefit) for income taxes and the effective income tax rates were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$74,312	$86,676	$(336)	$86,676
Effective income tax rate	5.9%	3.2%	0.2%	4.2%

The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2023 primarily due to the Company partnership income that is not subject to federal and state taxes.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States.  There are currently no federal or state audits in process.

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

Revenue by business segment is as follows:

	For the Three Months		For the Six Months Ended
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Buy-side advertising	$11,803,092	$9,321,267	$19,242,758	$15,152,308
Sell-side advertising	23,600,708	11,940,041	37,383,952	17,479,337
Total revenues	$35,403,800	$21,261,308	$56,626,710	$32,631,645

Operating income (loss) by business segment reconciled to income (loss) before taxes is as follows:

	For the Three Months		For the Six Months Ended
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Buy-side advertising	$3,924,079	$3,188,369	$5,428,939	$4,262,579
Sell-side advertising	2,171,957	1,583,091	3,450,289	2,234,134
Corporate office expenses	(3,841,588)	(1,707,313)	(6,766,119)	(2,847,695)
Total operating income	2,254,448	3,064,147	2,113,109	3,649,018
Corporate other expense	(985,180)	(363,108)	(2,252,423)	(1,619,602)
Income (loss) before taxes	$1,269,268	$2,701,039	$(139,314)	$2,029,416

Total assets by business segment are as follows:

	June 30,	December 31,
	2023	2022
Buy-side advertising	$24,977,722	$25,685,528
Sell-side advertising	27,507,120	25,512,367
Corporate office	9,665,604	6,928,144
Total assets	$62,150,446	$58,126,039

Note 15 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2023, through the date of this report and determined there were no events or transactions other than those described below that would require recognition or disclosure.

On July 7, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among EWB, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media, and Orange142, as borrowers.

The Credit Agreement provides for a revolving credit facility (the “2023 Credit Facility”) in the original principal amount of up to $5 million, subject to a borrowing base determined based on eligible accounts, and an up to $5 million uncommitted incremental revolving facility. Loans under the 2023 Credit Facility mature on July 7, 2025 (the “Maturity Date”), unless the 2023 Credit Facility is otherwise terminated pursuant to the terms of the Credit Agreement.

Borrowings under the 2023 Credit Facility bear interest at a rate per annum equal to the one-month Term Secured Overnight Financing Rate, as administered by the CME Group Benchmark Administration Limited (“CBA”) (or a successor administrator of the secured overnight financing rate) and displayed by Bloomberg LP (or any successor thereto, or replacement thereof, as approved by EWB) and as determined by EWB on the first day of the applicable interest period, plus 0.10% (10 basis points), plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.

At the Company’s option, the Company may at any time prepay the outstanding principal balance of the 2023 Credit Facility in whole or in part, without fee, penalty or premium. All accrued but unpaid interest on outstanding advances under the Credit Agreement are payable in monthly installments on the last day of each monthly interest period until the Maturity Date when the then outstanding principal balance of the advances and all accrued but unpaid interest thereon becomes due and payable.

The Company and the other borrowers are required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of 3.50 to 1.00 as of the last day of each fiscal quarter from June 30, 2023 through December 31, 2023, 3.25 to 1.00 as of the last day of each fiscal quarter from March 31, 2024 through March 31, 2025 and 3.00 to 1.00 as of the last day of each fiscal quarter from June 30, 2025 and thereafter; and (iii) a liquidity covenant requiring the Company and the other borrowers to maintain minimum liquid assets at all times (calculated using unencumbered cash and cash equivalents and marketable securities), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1,000,000. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0.

The obligations under the 2023 Credit Facility are secured by all or substantially all of the borrowers’ assets.

The Credit Agreement contains customary representations and warranties and includes affirmative and negative covenants applicable to the borrowers and their respective subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers.

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

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager, of DDH LLC, which operates the business formed in 2018 through the acquisition of Huddled Masses, LLC (“Huddled Masses™” or, “Huddled Masses”), a buy-side marketing platform, and Colossus Media, LLC (“Colossus Media”), a sell-side marketing platform.

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

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 227 small and mid-sized clients annually, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the six months ended June 30, 2023. In addition, we cultivate client relationships through our pipeline of managed and moderate/self-serve clients that conduct campaigns through our platform.  The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 136,000 advertisers per month in the six months ended June 30, 2023, an increase of 72% over the 79,000 advertisers per month in the six months ended June 30, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

We have broad exposure to the ecosystem of buyers, which has generally increased since the formation of Colossus Media in September 2017. Our growing sales team seeks to increase our business with the addition of new and existing publishers as well as by increasing our universe of buyers. In addition, establishing multiple header bidding integrations by leveraging our technology capabilities allows us to maximize our access to publishers’ ad formats, devices and various properties that a publisher may own. We may also up-sell additional products to publisher customers including our header bidding management, identity, and audience solutions. Our business strategy on the sell-side advertising business represents growth potential, and we believe we are well positioned to be able to bring underserved multicultural publishers into the advertising ecosystem, thereby increasing our value proposition across all clients, including our large clients.

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

Enhancing ad inventory quality

In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the six months ended June 30, 2023, we determined that approximately 1% of inventory was invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

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

Interest expense. Interest expense is mainly related to our debt as further described below in “ -Liquidity and Capital Resources.” In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and the value of these units was classified as a liability, and the corresponding distributions were recognized as interest expense for the six months ended June 30, 2022.  The preferred A and B units were fully redeemed as of March 31, 2022.

Contingent loss on early termination of line of credit. In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Silicon Valley Bank (“SVB”), which provided for a revolving credit facility (the “Credit Facility”).  In March 2023, we issued a notice of termination and recognized a loss on the write-off of the deferred financing fees.

Loss on early redemption of non-participating preferred units. In February 2022, we redeemed the non-participating Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenues
Buy-side advertising	$11,803,092	$9,321,267	$2,481,825	27%	$19,242,758	$15,152,308	$4,090,450	27%
Sell-side advertising	23,600,708	11,940,041	11,660,667	98%	37,383,952	17,479,337	19,904,615	114%
Total Revenues	35,403,800	21,261,308	14,142,492	67%	56,626,710	32,631,645	23,995,065	74%

Cost of revenues
Buy-side advertising	4,587,897	3,154,471	1,433,426	45%	7,537,050	5,223,817	2,313,233	44%
Sell-side advertising	20,743,266	9,771,017	10,972,249	112%	32,583,972	14,291,209	18,292,763	128%
Total cost of revenues	25,331,163	12,925,488	12,405,675	96%	40,121,022	19,515,026	20,605,996	106%

Gross profit	10,072,637	8,335,820	1,736,817	21%	16,505,688	13,116,619	3,389,069	26%

Operating expenses	7,818,189	5,271,673	2,546,516	48%	14,392,579	9,467,601	4,924,978	52%
Income from operations	2,254,448	3,064,147	(809,699)	(26)%	2,113,109	3,649,018	(1,535,909)	(42)%
Other expense	(985,180)	(363,108)	(622,072)	(171)%	(2,252,423)	(1,619,602)	(632,821)	(39)%
Income (loss) before taxes	1,269,268	2,701,039	(1,431,771)	(53)%	(139,314)	2,029,416	(2,168,730)	(107)%
Tax expense (benefit)	74,312	86,676	(12,364)	(14)%	(336)	86,676	(87,012)	100%
Net income (loss)	$1,194,956	$2,614,363	$(1,419,407)	(54)%	$(138,978)	$1,942,740	$(2,081,718)	(107)%
Adjusted EBITDA (1)	$3,059,679	$3,568,009	$(508,330)	(14)%	$3,607,653	$4,689,316	$(1,081,663)	(23)%
(1)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income (loss) see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $21.3 million for the three months ended June 30, 2022 to $35.4 million for the three months ended June 30, 2023, an increase of $14.1 million or 67%. Buy-side advertising revenue increased $2.5 million, or 27%, primarily due to expanded spending from our existing customer base as well as new middle market client spending. Sell-side advertising revenue increased $11.7 million, or 98% over the 2022 three-month results, due to a continued increase in impression inventory, as well as increased publisher engagement across general market and underrepresented publisher communities.

Our revenues increased from $32.6 million for the six months ended June 30, 2022 to $56.6 million for the six months ended June 30, 2023, an increase of $24.0 million or 74%. Buy-side advertising revenue increased $4.1 million, or 27%, primarily due to expanded spending from our existing customer base as well as new middle market client spending. Sell-side advertising revenue increased $19.9 million, or 114% over the 2022 six-month results, due to a continued increase in impression inventory, as well as increased publisher engagement across general market and underrepresented publisher communities.

Cost of revenues

Along with the increase in revenues across both segments, we correspondingly experienced an increase in cost of revenues from $12.9 million for the three months ended June 30, 2022 to $25.3 million for the three months ended June 30, 2023, an increase of

$12.4 million, or 96%. Buy-side advertising cost of revenues increased $1.4 million to $4.6 million, or 39% of revenue, for the three months ended June 30, 2023, compared to $3.2 million, or 34% of revenue, for the three months ended June 30, 2022. Sell-side advertising cost of revenues increased $11.0 million, to $20.7 million, or 88% of revenue for the three months ended June 30, 2023, compared to $9.8 million, or 82% of revenue, for the same period in 2022.  The increase in sell-side advertising costs was primarily due to the related increase in revenue, while the 6% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.6 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs.

Cost of revenues increased from $19.5 million for the six months ended June 30, 2022 to $40.1 million for the six months ended June 30, 2023, an increase of $20.6 million, or 106%. Buy-side advertising cost of revenues increased $2.3 million to $7.5 million, or 39% of revenue, for the six months ended June 30, 2023, compared to $5.2 million, or 34% of revenue, for the six months ended June 30, 2022. Sell-side advertising cost of revenues increased $18.3 million, to $32.6 million, or 87% of revenue for the six months ended June 30, 2023, compared to $14.3 million, or 82% of revenue, for the same period in 2022.  The increase in costs was primarily due to the related increase in revenue, while the 5% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.6 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs.  We expect these higher costs to continue in future fiscal periods.

Gross profit

Gross profit also increased in the three months ended June 30, 2023 to $10.1 million, or 28% of revenue, compared to $8.3 million, or 39% of revenue, for the three months ended June 30, 2022, an increase of $1.7 million or 21%.  Gross profit increased in the six months ended June 30, 2023 to $16.5 million, or 29% of revenue, compared to $13.1 million, or 40% of revenue, for the six months ended June 30, 2022, an increase of $3.4 million or 26%. The change in margin for the three and six months ended June 30, 2023 is attributable to the mix in revenue between our business segments as well as the additional fixed costs related to an increase in server capacity.  Our sell-side segment, whose revenues grew as a percentage of our overall revenue, has a lower gross margin than our buy-side segment.

Buy-side advertising gross profit increased $1.0 million and $1.8 million for the three and six months ended June 30, 2023, respectively, as compared to the same period in the prior year, primarily due to higher revenue. Buy-side advertising gross margin was 61% for the three and six months ended June 30, 2023 compared to gross margin of 66% for the three and six months ended June 30, 2022.  Buy-side gross margin decreased in 2023 to a level the Company believes is sustainable reflecting strategic efforts by the Company to ensure customer retention and increase revenue per customer.  Sell-side advertising gross profit increased $0.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively, as compared to prior year, primarily due to the increase in revenue.  Sell-side advertising gross margin was 12% and 13% for the three and six months ended June 30, 2023 compared to gross margin of 18% for the three and six months ended June 30, 2022.  Sell-side gross margin in 2023 was negatively impacted by additional fixed costs of approximately $0.6 million incurred in the three months ended June 30, 2023 related to an increase in server capacity to support our growth.  About half of these incremental costs are expected to continue each quarter through March 2024.

Operating expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Compensation, tax and benefits	$4,553,029	$3,494,692	$1,058,337	30%	$8,187,325	$6,049,728	$2,137,597	35%
General and administrative	3,265,160	1,776,981	1,488,179	84%	6,205,254	3,417,873	2,787,381	82%
Total operating expenses	$7,818,189	$5,271,673	$2,546,516	48%	$14,392,579	$9,467,601	$4,924,978	52%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $3.5 million for the three months ended June 30, 2022 to $4.6 million in for the three months ended June 30, 2023, an increase of $1.1 million, or 30%. The increase is due to headcount additions primarily in shared services to support our public company infrastructure and growth as well as $0.3 million for severance.

Compensation, taxes and benefits increased from $6.0 million for the six months ended June 30, 2022 to $8.2 million in for the six months ended June 30, 2023, an increase of $2.1 million, or 35%. The increase is due to headcount additions primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure, bonus expense and severance of $0.3 million. In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, March 20, 2023 and June 10, 2023, our board of directors granted stock options and restricted stock units (“RSUs”) to certain of our employees and non-employee directors. The increase in compensation, taxes and benefits expense related to stock options and RSUs granted was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses increased from $1.8 million for the three months ended June 30, 2022 to $3.3 million for the three months ended June 30, 2023. G&A expenses as a percentage of revenue was 9% and 8%, respectively, for the three months ended June 30, 2023 and 2022.

The increase in G&A costs during the three months ended June 30, 2023 was primarily due to costs associated with supporting our growth and ongoing marketing initiatives.  During the three months ended June 30, 2023, we incurred higher professional fees, sales and marketing expenses including investor and public relations costs and travel expenses. We expect to continue to invest in and incur additional expenses as we grow, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

G&A expenses increased from $3.4 million for the six months ended June 30, 2022 to $6.2 million for the six months ended June 30, 2023. G&A expenses as a percentage of revenue was 11% and 10%, respectively, for the six months ended June 30, 2023 and 2022.

The increase in G&A costs during the six months ended June 30, 2023 was primarily due to costs associated with our transition to and operation as a public company as of February 2022. During the six months ended June 30, 2023, we incurred higher professional fees, sales and marketing expenses including investor and public relations costs, travel expenses and insurance. We also completed the transition of our servers for Colossus Media to HPE Greenlake and incurred higher consulting and transition costs for this one-time project. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	(1,027,493)	(650,251)	(377,242)	58%	(2,044,794)	(1,364,038)	(680,756)	50%
Contingent loss on early termination of line of credit	—	—	—	nm	(299,770)	—	(299,770)	nm
Loss on early redemption of non-participating preferred units	—	—	—	nm	—	(590,689)	590,689	(100)%
Forgiveness of Paycheck Protection Program loan	$—	$287,143	$(287,143)	(100)%	$—	$287,143	$(287,143)	(100)%
Other income	42,313	—	42,313	nm	$92,141	$47,982	$44,159	92%
Total other expense	$(985,180)	$(363,108)	$(622,072)	171%	$(2,252,423)	$(1,619,602)	$(632,821)	39%

nm – not meaningful

Other expense for the three months ended June 30, 2023 primarily consists of $1.0 million of interest expense.  Other expense for the three months ended June 30, 2022 is comprised of $0.7 million of interest expense, partially offset by forgiveness of the PPP loan.

Other expense for the six months ended June 30, 2023 primarily consists of $2.0 million of interest expense and $0.3 million related to the contingent loss on early termination of the line of credit with SVB.  Other expense for the six months ended June 30, 2022 is comprised of $1.4 million of interest expense and $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units partially offset by other income and forgiveness of the PPP loan.

Interest expense increased for the three months ended June 30, 2023 to $1.0 million compared to $0.7 million for the three months ended June 30, 2022. Interest expense increased for the six months ended June 30, 2023 to $2.0 million compared to $1.4 million for the six months ended June 30, 2022.  The increase in interest expense in the three and six months period is due to an additional $4.3 million in borrowings in July 2022 under the 2021 Credit Facility, as amended by the Term Loan Amendment, as well as higher interest rates.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5,668,479	$4,047,453
Working capital	$5,871,607	$5,712,680

We anticipate funding our operations for the next twelve months using available cash and cash flow generated from operations and borrowings under the 2023 Credit Facility, as defined below. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $5.7 million and $4.0 million, respectively.  On July 7, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among East West Bank (“EWB”), as lender, and the Company and its subsidiaries, as borrowers.

Based on our expectations of continued growth in revenue and cash generated from operations in the coming year, the available cash held by us, and the amounts we may borrow under the Credit Agreement executed in July 2023, we believe that we will have sufficient cash resources to finance our operations and service any maturing debt for at least the next twelve months following the issuance of this Quarterly Report on Form 10-Q. To fund our operations and service our debt thereafter, depending on our growth and results of operations, we may have to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

Credit Agreement entered into on July 7, 2023

On July 7, 2023, the Company entered into the Credit Agreement which provides for a revolving 2023 Credit Facility (the “2023 Credit Facility”) in the original principal amount of up to $5 million, subject to a borrowing base determined based on eligible accounts, and an up to $5 million uncommitted incremental revolving facility. Loans under the 2023 Credit Facility mature on July 7, 2025 (the “Maturity Date”), unless the 2023 Credit Facility is otherwise terminated pursuant to the terms of the Credit Agreement.

Borrowings under the 2023 Credit Facility bear interest at a rate per annum equal to the one-month Term Secured Overnight Financing Rate, as administered by the CME Group Benchmark Administration Limited (“CBA”) (or a successor administrator of the secured overnight financing rate) and displayed by Bloomberg LP (or any successor thereto, or replacement thereof, as approved by EWB) and as determined by EWB on the first day of the applicable interest period, plus 0.10% (10 basis points), plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.

At the Company’s option, the Company may at any time prepay the outstanding principal balance of the 2023 Credit Facility in whole or in part, without fee, penalty or premium. All accrued but unpaid interest on outstanding advances under the Credit Agreement is payable in monthly installments on the last day of each monthly interest period until the Maturity Date when the then-outstanding principal balance of the advances and all accrued but unpaid interest thereon becomes due and payable.

The Company and the other borrowers are required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of 3.50 to 1.00 as of the last day of each fiscal quarter from June 30, 2023 through December 31, 2023, 3.25 to 1.00 as of the last day of each fiscal quarter from March 31, 2024 through March 31, 2025 and 3.00 to 1.00 as of the last day of each fiscal quarter from June 30, 2025 and thereafter; and (iii) a liquidity covenant requiring the Company and the other borrowers to maintain minimum liquid assets at all times (calculated using unencumbered cash and cash equivalents and marketable securities), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1,000,000. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0.

The obligations under the 2023 Credit Facility are secured by all or substantially all of the borrowers’ assets.

The Credit Agreement contains customary representations and warranties and includes affirmative and negative covenants applicable to the borrowers thereto and their respective subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers.

Credit Facilities as of June 30, 2023

On December 3, 2021, DDH LLC entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Servicing, LLC (“Lafayette Square”), as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility provides for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at a rate per annum equal to LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility as amended by the Term Loan Amendment (as defined below) is determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 7.00% per annum if the consolidated total net leverage ratio is less than 1.00 to 1.00 and up to 10.00% per annum if the consolidated total net leverage ratio is greater than 3.50 to 1.00. The applicable impact discount under the 2021 Credit Facility is a discount of 0.05% per annum based upon DDH LLC’s participation in each of certain services intended to improve overall employee satisfaction and retention plus an additional discount of 0.05% per annum to the extent that DDH LLC maintains a B Corp certification by Standards Analysts at the non-profit B Lab (or a successor certification or administrator). On June 1, 2023, the Company entered into an agreement with Lafayette Square to convert the existing LIBOR-based rate to a Term SOFR Rate with a credit spread of 0.15% per annum for the interest periods of three months and provides for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The maturity date of the 2021 Credit Facility is December 3, 2026.

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. As of June 30, 2023, the Company owed a balance on the 2021 Credit Facility of $25,356,250. The 2021 Credit Facility contains affirmative and negative covenants that, among other things, require the Company to maintain a net leverage ratio of no more than 3.50 to 1.00 as of the last day of each fiscal quarter through December 31, 2023, as adjusted thereafter, and a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of June 30, 2023.

Consolidated Statement of Cash Flow Data:

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$3,182,591	$73,514
Net cash used in investing activities	(136,978)	—
Net cash provided by (used in) financing activities	(1,424,587)	157,870
Net increase in cash and cash equivalents	$1,621,026	$231,384

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

For the Six Months Ended June 30, 2023 and 2022

Cash flows from operating activities increased from $0.1 million for the six months ended June 30, 2022 to $3.2 million for the six months ended June 30, 2023. The period-over-period increase in cash from operations of $3.1 million was primarily due to a $3.7 million increase for changes in accounts receivable, a $2.3 million increase related to changes in accounts payable, and a $1.3 million increase for changes in deferred revenue related to the increase in revenue and timing of payments received and made.  This is partially offset by a $2.1 million decrease in net income and a $1.4 million decrease related to changes in accrued liabilities.

Cash Flows from Investing Activities

For the Six Months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023, the Company acquired property, equipment and software for $136,979.

Cash Flows Provided by (Used in) Financing Activities

For the Six Months Ended June 30, 2023 and 2022

Our financing activities consist primarily of distributions to DDH LLC members, payments under our notes payable,  and during 2022, net proceeds from our IPO as well as the redemption payments for DDH LLC’s common units and Class B Units held by USDM Holdings, Inc. Net cash provided by financing activities has been and will be used to finance our operations, including our investment in people and infrastructure, to support our growth.

During the six months ended June 30, 2023, net cash used in financing activities increased by $1.6 million, from $0.2 million provided by financing activities for the six months ended June 30, 2022 to $1.4 million used in financing activities for the six months ended June 30, 2023. During the six months ended June 30, 2023, we made distributions to members of $0.8 million, payments on the Revolving Credit Facility of $0.3 million, and payments of $0.2 million in deferred financing costs.

During the six months ended June 30, 2022, we received net proceeds of $11.2 million related to our issuance of Class A common stock in our initial public offering and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $10.3 million.  Also, during the six months ended June 30, 2022, we made payments of $0.3 million on the 2021 Credit Facility, distributions to members of $0.3 million and payments of $0.2 million in deferred financing costs.

Contractual Obligations and Future Cash Requirements

As of June 30, 2023, our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $74,502 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026, $163,474 in 2027 and $366,830 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $327,500 in 2023, $1.3 million in 2024, $1.3 million in 2025, $22.4 million in 2026, $3,337 in 2027 and $142,975 thereafter, assuming we do not refinance our indebtedness. We believe our cash on hand in addition to our cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for contingent loss on early termination of line of credit, loss on early redemption of non-participating preferred units, stock-based compensation and forgiveness of PPP loan (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,194,956	$2,614,363	$(138,978)	$1,942,740
Add back (deduct):
Interest expense	1,027,493	650,251	2,044,794	1,364,038
Stock-based compensation	209,475	15,407	304,014	15,407
Amortization of intangible assets	488,455	488,455	976,909	976,909
Depreciation and amortization of property and equipment	64,988	—	121,480	—
Contingent loss on early termination of line of credit	—	—	299,770	—
Tax expense (benefit)	74,312	86,676	(336)	86,676
Forgiveness of PPP loan	—	(287,143)	—	(287,143)
Loss on early redemption of non-participating preferred units	—	—	—	590,689
Adjusted EBITDA	$3,059,679	$3,568,009	$3,607,653	$4,689,316

In addition to operating income and net income (loss), we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that, as of such date, based on the identification of the material weakness described below, our disclosure controls and procedures were not effective.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

We identified a material weakness in our controls over completeness of revenue as of December 31, 2022 that still existed as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to properly recognize revenue on a timely basis. As further detailed in the 2022 Annual Report in Note 16 – Revision of Previously Issued Financial Information (Unaudited), the Company identified digital advertising transactions performed by its sell-side advertising business for which invoices were not sent to a particular, individual customer during the period from August 1, 2022 through December 31, 2022.  Billing procedures related to that particular customer were modified effective August 1, 2022, and, as a result, these transactions were not captured in our standard invoicing and revenue recognition procedures.

There were no material misstatements as a result of this material weakness; however, it could have resulted in understated revenue that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of June 30, 2023.

Management’s Plan to Remediate the Material Weakness

Management has implemented remediation steps to address the material weakness and to improve our internal control over revenue recognition. Specifically, we have improved our review process including the reconciliation and documentation of the demand-side platform reports to our sell-side platform data, as well as improved contract management and review processes.  In addition, the Company has engaged outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1	Early Opt-in Election, dated June 1, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC, Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	June 6, 2023	10.1
10.2	Credit Agreement, dated July 7, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 12, 2023	10.1
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE*	Inline XBRL Extension Presentation Linkbase					X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date: August 11, 2023	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Interim Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)