Form 10-Q
period 2023-09-30
Direct Digital Holdings, Inc.
filed 2023-11-09
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 7, 2023, there were 2,992,425 shares of the registrant’s Class A common stock outstanding, par value $0.001 per share, and 11,278,000 shares of the registrant’s Class B common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,481,949	$4,047,453
Accounts receivable, net	54,637,634	26,354,114
Prepaid expenses and other current assets	1,426,925	883,322
Total current assets	61,546,508	31,284,889

Property, equipment and software, net of accumulated depreciation and amortization of $219,386 and $34,218, respectively	625,028	673,218
Goodwill	6,519,636	6,519,636
Intangible assets, net	12,172,396	13,637,759
Deferred tax asset, net	5,082,424	5,164,776
Operating lease right-of-use assets	674,846	798,774
Other long-term assets	127,492	46,987
Total assets	$86,748,330	$58,126,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$45,021,034	$17,695,404
Accrued liabilities	4,071,128	4,777,764
Liability related to tax receivable agreement, current portion	41,141	182,571
Notes payable, current portion	1,146,250	655,000
Deferred revenues	1,044,069	546,710
Operating lease liabilities, current portion	49,977	91,989
Income taxes payable	113,355	174,438
Related party payables	1,428,093	1,448,333
Total current liabilities	52,915,047	25,572,209

Notes payable, net of short-term portion and deferred financing cost of $1,722,716 and $2,115,161, respectively	22,323,534	22,913,589
Economic Injury Disaster Loan	150,000	150,000
Liability related to tax receivable agreement, net of current portion	4,245,234	4,149,619
Operating lease liabilities, net of current portion	717,632	745,340
Total liabilities	80,351,447	53,530,757

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value per share, 160,000,000 shares authorized, 2,991,792 and 2,900,000 shares issued and outstanding, respectively	2,992	2,900
Class B common stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding	11,278	11,278
Additional paid-in capital	8,782,092	8,224,365
Accumulated deficit	(2,399,479)	(3,643,261)
Total stockholders’ equity	6,396,883	4,595,282
Total liabilities and stockholders’ equity	$86,748,330	$58,126,039

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Buy-side advertising	$7,850,058	$7,130,736	$27,092,816	$22,283,044
Sell-side advertising	51,622,066	18,854,639	89,006,018	36,333,976
Total revenues	59,472,124	25,985,375	116,098,834	58,617,020

Cost of revenues
Buy-side advertising	3,113,491	2,471,170	10,650,541	7,694,987
Sell-side advertising	44,605,815	16,053,461	77,189,787	30,344,670
Total cost of revenues	47,719,306	18,524,631	87,840,328	38,039,657
Gross profit	11,752,818	7,460,744	28,258,506	20,577,363

Operating expenses
Compensation, taxes and benefits	4,747,081	3,845,918	12,934,406	9,895,646
General and administrative	2,512,330	1,770,002	8,717,584	5,187,875
Total operating expenses	7,259,411	5,615,920	21,651,990	15,083,521
Income from operations	4,493,407	1,844,824	6,606,516	5,493,842

Other income (expense)
Other income	83,331	—	175,472	47,982
Forgiveness of Paycheck Protection Program loan	—	—	—	287,143
Loss on redemption of non-participating preferred units	—	—	—	(590,689)
Contingent loss on early termination of line of credit	—	—	(299,770)	—
Interest expense	(1,059,890)	(905,605)	(3,104,684)	(2,269,643)
Total other expense	(976,559)	(905,605)	(3,228,982)	(2,525,207)

Income before taxes	3,516,848	939,219	3,377,534	2,968,635
Tax expense	165,994	128,436	165,658	215,112
Net income	$3,350,854	$810,783	$3,211,876	$2,753,523

Net income per common share:
Basic	$0.23	$0.06	$0.23	$0.23
Diluted	$0.23	$0.06	$0.22	$0.23

Weighted-average number of shares of common stock outstanding:
Basic	14,268,168	14,178,000	14,216,211	11,846,601
Diluted	14,827,165	14,545,241	14,817,770	11,996,969

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2023

	Common Stock
	Class A		Class B			Accumulated	Stockholders’
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, December 31, 2022	2,900,000	$2,900	11,278,000	$11,278	$8,224,365	$(3,643,261)	$4,595,282
Stock-based compensation	—	—	—	—	545,504	—	545,504
Issuance related to vesting of restricted stock units, net of tax withholdings	89,459	90	—	—	(90)	—	—
Warrants exercised	2,200	2	—	—	12,098	—	12,100
Stock options exercised	133	—	—	—	215	—	215
Distributions to members	—	—	—	—	—	(1,968,094)	(1,968,094)
Net income	—	—	—	—	—	3,211,876	3,211,876
Balance, September 30, 2023	2,991,792	$2,992	11,278,000	$11,278	$8,782,092	$(2,399,479)	$6,396,883

Three Months Ended September 30, 2023

	Common Stock
	Class A		Class B			Accumulated	Stockholders’
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, June 30, 2023	2,988,916	$2,989	11,278,000	$11,278	$8,540,389	$(4,534,925)	$4,019,731
Stock-based compensation	—	—	—	—	241,491	—	241,491
Issuance related to vesting of restricted stock units, net of tax withholdings	2,743	3	—	—	(3)	—	—
Stock options exercised	133				215		215
Distributions to members	—	—	—	—	—	(1,215,408)	(1,215,408)
Net income	—	—	—	—	—	3,350,854	3,350,854
Balance, September 30, 2023	2,991,792	$2,992	11,278,000	$11,278	$8,782,092	$(2,399,479)	$6,396,883

Nine Months Ended September 30, 2022

			Common Stock
									Members' /
	Common Units		Class A		Class B			Accumulated	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, December 31, 2021	34,182	$4,294,241	—	$—	—	$—	$—	$(4,669,097)	$(374,856)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	2,800	—	—	10,164,243	—	10,167,043
Conversion of member units to Class B shares	(28,545)	(200)	—	—	11,378,000	11,378	(11,178)	—	—
Conversion of Class B shares to Class A common stock	—	—	100,000	100	(100,000)	(100)	—	—	—
Redemption of common units	(5,637)	(4,294,041)	—	—	—	—	(2,905,959)	—	(7,200,000)
Stock-based compensation	—	—	—	—	—	—	85,437	—	85,437
Distributions to members	—	—	—	—	—	—	—	(916,433)	(916,433)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	485,100	—	485,100
Net income	—	—	—	—	—	—	—	2,753,523	2,753,523
Balance, September 30, 2022	—	$—	2,900,000	$2,900	11,278,000	$11,278	$7,817,643	$(2,832,007)	$4,999,814

Three Months Ended September 30, 2022

	Common Stock
	Class A		Class B			Accumulated	Stockholders'
	Units	Amount	Units	Amount	APIC	deficit	equity
Balance, June 30, 2022	2,800,000	$2,800	11,378,000	$11,378	$7,747,613	$(3,036,348)	$4,725,443
Conversion of Class B shares to Class A common stock	100,000	100	(100,000)	(100)	—	—	—
Stock-based compensation	—	—	—	—	70,030	—	70,030
Distributions to members	—	—	—	—	—	(606,442)	(606,442)
Net income	—	—	—	—	—	810,783	810,783
Balance, September 30, 2022	2,900,000	$2,900	11,278,000	$11,278	$7,817,643	$(2,832,007)	$4,999,814

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows Provided By Operating Activities:
Net income	$3,211,876	$2,753,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	434,847	463,008
Amortization of intangible assets	1,465,363	1,465,364
Amortization of right-of-use assets	123,928	94,974
Amortization of capitalized software	159,057	—
Depreciation of property and equipment	26,112	—
Stock-based compensation	545,504	85,437
Forgiveness of Paycheck Protection Program loan	—	(287,143)
Deferred income taxes	82,352	(40,591)
Payment on tax receivable agreement	(45,815)	—
Loss on redemption of non-participating preferred units	—	590,689
Contingent loss on early termination of line of credit	299,770	—
Bad debt expense	97,740	2,717
Changes in operating assets and liabilities:
Accounts receivable	(28,381,260)	(13,520,067)
Prepaid expenses and other assets	(524,098)	482,190
Accounts payable	27,325,629	10,008,327
Accrued liabilities	(513,138)	1,555,037
Income taxes payable	(61,083)	94,440
Deferred revenues	497,359	(201,907)
Operating lease liability	(69,720)	(75,396)
Related party payable	—	(70,801)
Net cash provided by operating activities	4,674,423	3,399,801

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(136,978)	—
Net cash used in investing activities	(136,978)	—

Cash Flows Used In Financing Activities:
Proceeds from note payable	—	4,260,000
Payments on term loan	(491,250)	(412,500)
Payments of litigation settlement	(193,500)	—
Payments on lines of credit	—	(400,000)
Payment of deferred financing costs	(442,181)	(525,295)
Proceeds from Issuance of Class A common stock, net of transaction costs	—	11,167,043
Redemption of common units	—	(7,200,000)
Redemption of non-participating preferred units	—	(7,046,251)
Proceeds from options exercised	215	—
Proceeds from warrants exercised	12,100	—
Distributions to members	(1,988,333)	(916,433)
Net cash used in financing activities	(3,102,949)	(1,073,436)

Net increase in cash and cash equivalents	1,434,496	2,326,365
Cash and cash equivalents, beginning of the period	4,047,453	4,684,431
Cash and cash equivalents, end of the period	$5,481,949	$7,010,796

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$348,862	$133,401
Cash paid for interest	$2,667,283	$1,744,365

Non-cash Financing Activities:
Transaction costs related to issuances of Class A shares included in accrued liabilities	$—	$1,000,000
Outside basis difference in partnership	$—	$3,234,000
Tax receivable agreement payable to Direct Digital Management, LLC	$—	$278,900
Tax benefit on tax receivable agreement	$—	$485,100
Issuance related to vesting of restricted stock units, net of tax withholdings	$90	$—

See accompanying notes to the unaudited consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, operates an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to underserved and less efficient markets on both the buy- and sell-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Huddled Masses, LLC (“Huddled MassesTM” or “Huddled Masses”) and Colossus Media, LLC (“Colossus Media”). Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 8 – Related Party Transactions). In these financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

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

Providing both the front-end, buy-side operations coupled with the Company’s proprietary sell-side operations enables the Company to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

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

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. As of September 30, 2023, $4,555,527 of the Company’s cash and cash equivalents exceeded the federally insured limits, none of which is held at Silicon Valley Bank (“SVB”). The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Accounts receivable, net

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivables are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes an allowance for doubtful accounts as deemed necessary for accounts not covered by this insurance. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $46,433 and $4,323, respectively. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. Bad debt expense was $46,208 for the three months ended September 30, 2023 and for the three months ended September 30, 2022, the Company recovered $22,082 on receivables previously written off.  Bad debt expense was $97,740 and $2,717 for the nine months ended September 30, 2023 and 2022, respectively.

Concentration of customers

There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the buy-side and sell-side of the business.  For the three months ended September 30, 2023 and 2022, one customer represented 82% and 70% of revenues, respectively.  For the nine months ended September 30, 2023 and 2022, one customer represented 72% and 60% of revenues. As of September 30, 2023 and December 31, 2022, one customer accounted for 90% and 80%, respectively, of accounts receivable.

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

Internal Use of Software Development Costs (Capitalized Software)

The Company capitalizes costs related to the development of internal-use software. Costs incurred during the application development phase are capitalized and amortized using the straight-line method over the estimated useful life, estimated at three years.

Goodwill

Under the purchase method of accounting pursuant to ASC 805, goodwill is calculated as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed, which is referred to as “Step 1”. Depending upon the results of the Step 1 measurement, the recorded goodwill may be written down, and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event.

As of September 30, 2023, goodwill was $6,519,636, which includes $2,423,936 as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4,095,700 of goodwill recognized from the acquisition of Orange142 in September 2020.

Intangible assets, net

Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the consolidated statements of operations.

Impairment of long-lived assets

The Company evaluates long-lived assets, including property and equipment, and acquired intangible assets consisting of customer relationships, trademarks and trade names, and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of September 30, 2023 and December 31, 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

The Company segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Deferred financing costs

The Company records costs related to its line of credit and the issuance of debt obligations as deferred financing costs. These costs are deferred and amortized to interest expense using the straight-line method over the life of the debt. In December 2021, the Company amended its line of credit with East West Bank (see Note 6 – Long-Term Debt) and incurred additional deferred financing costs of $4,613 during the nine months ended September 30, 2022.  On July 26, 2022, the Company repaid the line of credit and terminated the revolving credit facility as of such date and the remaining deferred financing costs of $33,434 were amortized to interest expense during the year ended December 31, 2022. On July 7, 2023, the Company entered into a new revolving credit facility with East West Bank and incurred deferred financing costs of $214,680 during the three months ended September 30, 2023.  Unamortized deferred financing costs related to the new line of credit were $187,845 and $0 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $80,505 of these unamortized deferred financing costs were included in prepaid expenses and other current assets with the balance in other long-term assets.

In January 2023, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”) and incurred $211,934 of deferred financing costs during the nine months ended September 30, 2023.  As the Company had not yet drawn any amounts on the agreement, on March 13, 2023 the Company issued a notice of termination and expensed the deferred financing costs which totaled $299,770 to contingent loss on early termination of line of credit during the nine months ended September 30, 2023.  Termination of the facility with Silicon Valley Bank (“SVB”) became effective April 20, 2023.

In December 2021, the Company entered into an agreement with Lafayette Square Loan Servicing, LLC (“Lafayette Square”) (see Note 6 – Long-Term Debt) and incurred additional deferred financing costs of $15,567 and $520,682 during the nine months ended September 30, 2023 and 2022, respectively. Unamortized deferred financing costs for the note payable was $1,722,716 and $2,115,161 as of September 30, 2023 and December 31, 2022, respectively, and netted against the outstanding debt on the consolidated balance sheets.

Right-of-use assets

The Company adopted ASU 2016-02 (“ASU 2016-02”), Leases (Topic 842) as of January 1, 2022, and recognizes operating lease assets and lease liabilities on the balance sheets. The standard requires the Company to increase assets and liabilities by equal amounts through the recognition of Right-of-Use (“ROU”) assets and lease liabilities for the operating leases and to recognize the initial and the monthly payments as operating expenses when paid or accrued on the consolidated statements of operations and consolidated statements of cash flows.

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

Buy-side advertising

The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum for fully managed revenue. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.

Revenue arrangements are evidenced by a fully executed insertion order (“IO”) and/or a master service agreement (“MSA”) covering a combination of marketing tactics. Generally, IOs specify the number and type of advertising impressions to be delivered over a specified time at an agreed upon price and performance objectives for an ad campaign. Performance objectives are generally a measure of targeting, as defined by the parties in advance, such as number of ads displayed, consumer clicks on ads or consumer actions (which may include qualified leads, registrations, downloads, inquiries or purchases). These payment models are commonly referred to as CPM (cost per impression), CPC (cost per click) and CPA (cost per action). The majority of the Company’s contracts are flat-rate, fee-based contracts.

In instances where the Company contracts with third-party advertising agencies on behalf of their advertiser clients, a determination is made to recognize revenue on a gross or net basis based on an assessment of whether the Company is acting as the principal or an agent in the transaction. The Company is acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis as the Company has control of the digital ad units and is responsible for fulfilling the advertisement delivery, establishing the minimum selling prices, delivering the advertisements, providing updates and performing all billing and collection activities for the applicable platform.

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $1,044,069 and $546,710 as of September 30, 2023 and December 31, 2022, respectively.

Sell-side advertising

The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its publishers. The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue when an ad is delivered or displayed in response to a winning bid request from ad buyers. The Company is acting as the principal in these arrangements and therefore revenue earned and costs incurred are recognized on a gross basis, as the Company has control of the digital ad units and is responsible for fulfilling the advertisement delivery, establishing the minimum selling prices, delivering the advertisements, providing updates and performing all billing and collection activities for its proprietary platform.

Overall

The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform. In an effort to reduce the risk of nonpayment, the Company has insurance with a third-party carrier for its accounts receivable as noted above.

Cost of revenues

Buy-side advertising

Cost of revenues consists primarily of digital media fees, third-party platform access fees, and other third-party fees associated with providing services to the Company’s customers.

Sell-side advertising

The Company pays publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the Company’s platform. Cost of revenues consists primarily of publisher media fees and data center co-location costs. Media fees include the publishing and real-time bidding costs to secure advertising space.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the three months ended September 30, 2023 and 2022 was $471,987 and $295,794, respectively and $1,474,250 and $618,461 for the nine months ended September 30, 2023 and 2022, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Stock-based compensation

The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors and non-employee directors, including stock options and restricted stock units (“RSUs”), based on the fair value of the awards on the date of grant. The fair value of stock options is estimated using the Black Scholes option pricing model. The grant date fair value of RSUs is based on the prior day closing market price of the Company’s Class A common stock. The Black Scholes option pricing model inputs include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates, and the expected dividend yield.

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options, see Note 10 — Stockholders’ Equity and Stock-Based Compensation Plans.

Income per share

Basic income per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Potentially dilutive securities include potential shares of common stock related to the Company’s stock options and RSUs. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of potential shares of common stock would have an anti-dilutive effect. Diluted income per share excludes the impact of potential shares of common stock related to the Company’s stock options in periods in which the options exercise price is greater than the average market price of the Company’s common stock for the period.

Income taxes

Effective February 15, 2022, concurrent with the closing of the Company’s initial public offering, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM” or the “Continuing LLC Owner”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company and will continue to be treated as a partnership for federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company will be allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the year ended December 31, 2022, a member of DDM exchanged 100,000 Class B shares into Class A shares.

The Company applies ASC 740-10, Income Taxes, in establishing standards for accounting for uncertain tax positions. The Company evaluates uncertain tax positions with the presumption of audit detection and applies a “more likely than not” standard to evaluate the recognition of tax benefits or provisions. ASC 740-10 applies a two-step process to determine the amount of tax benefits or provisions to record in the consolidated financial statements. First, the Company determines whether any amount may be recognized and then determines how much of a tax benefit or provision should be recognized. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusion regarding uncertain tax positions may be subject to review and adjustments at a later date based upon ongoing analyses of tax laws regulations and interpretations thereof as well as other factors. See Note 13 – Tax Receivable Agreement and Income Taxes.

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

Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which requires, among other things, the use of a new current expected credit loss (“CECL”) model in order to determine the Company’s allowances for doubtful accounts with respect to accounts receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to its receivables and contract assets and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is required to disclose information about how it developed the allowances, including changes in the factors that influence its estimate of expected credit losses and the reasons for those changes. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Company adopted the new guidance on January 1, 2023 on a modified retrospective basis and determined it did not have a material impact on its consolidated financial statements of financial position, results of operations, cash flows or net income per share.

Accounting pronouncements not yet adopted

There are no accounting pronouncements that the Company has not yet adopted that it believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Liquidity and capital resources

As of September 30, 2023, the Company had cash and cash equivalents of $5,481,949.  Based on projections of growth in revenue and operating results in the coming year, the available cash held by the Company and the amounts the Company may borrow under the Credit Agreement (as defined below) executed in July 2023, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Note 3 — Property, Equipment and Software, net

Property, equipment and software, net consists of the following:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$127,932	$118,601
Computer equipment	19,636	16,985
Leasehold Improvements	36,230	—
Capitalized software	660,616	571,850
Property, equipment and software, gross	844,414	707,436
Less: accumulated depreciation and amortization	(219,386)	(34,218)
Total property, equipment and software, net	$625,028	$673,218

The Company moved headquarters in 2022 and capitalized furniture and fixtures, computer equipment and leasehold improvements related to the move.  The Company acquired the license to its proprietary Colossus SSP platform in November 2022 from its third-party developer. The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$55,051	$—	$159,057	$—
General and administrative	8,638	—	26,112	—
Total depreciation and amortization	$63,689	$—	$185,169	$—

Note 4 — Intangible Assets

Effective September 30, 2020, the Company acquired 100% of the equity interests of Orange142 for a purchase price of $26,207,981. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4,095,700 and intangible assets of $18,033,850. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended September 30, 2023 and 2022, amortization expense of $488,455 and $488,455, respectively, and for the nine months ended September 30, 2023 and 2022, amortization expense of $1,465,363 and $1,465,364, respectively, was recognized. As of September 30, 2023 and December 31, 2022, intangible assets net of accumulated amortization was $12,172,396 and $13,637,759, respectively.

As of September 30, 2023, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

		Trademarks and	Non-compete
	Customer lists	tradenames	agreements	Total
Fair value at acquisition date	$13,028,320	$3,501,200	$1,504,330	$18,033,850
Accumulated amortization	(3,908,496)	(1,050,360)	(902,598)	(5,861,454)
Intangible assets, net	$9,119,824	$2,450,840	$601,732	$12,172,396
Estimated life (years)	10.0	10.0	5.0
Weighted-average remaining life (years)	7.0	7.0	2.0

Total
2023	$488,456
2024	1,953,818
2025	1,878,602
2026	1,652,952
2027	1,652,952
Thereafter	4,545,616
Total future amortization expense	$12,172,396

The Company expects to deduct goodwill for tax purposes in future years. The factors that make up goodwill include entry into new markets not previously accessible and generation of future growth opportunities.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued compensation and benefits	$2,967,115	$4,128,505
Accrued expenses	547,661	206,639
Accrued severance	309,618	—
Accrued litigation settlement	235,596	429,096
Accrued interest	11,138	13,524
Total accrued liabilities	$4,071,128	$4,777,764

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. As of September 30, 2023, the Company owed a balance on the 2021 Credit Facility of $25,192,500. Additional deferred financing costs of $15,567 and $520,682 were incurred during the nine months ended September 30, 2023 and 2022, respectively. Unamortized deferred financing costs as of September 30, 2023 and December 31, 2022 were $1,722,716 and $2,115,161 respectively. Accrued and unpaid interest was $0 as of September 30, 2023 and December 31, 2022. The 2021 Credit Facility contains affirmative and negative covenants that, among other things, require the Company to maintain a net leverage ratio of no more than 3.50 to 1.00 as of the last day of each fiscal quarter through December 31, 2023, as adjusted thereafter, and a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of September 30, 2023.

On October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility and received proceeds of $3.6 million borrowed under the Delayed Draw Term Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 16 – Subsequent Events. In connection with this Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Term Loan, and Lafayette Square would not be obligated to fund any such requests.

The components of interest expense and related fees for the 2021 Credit Facility are as follows:

	For the Three Months		Nine Months Ended
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense – Lafayette Square	$895,638	$696,818	$2,665,091	$1,673,648
Amortization of deferred financing costs – Lafayette Square	136,004	128,064	408,012	362,243
Total interest expense and amortization of deferred financing costs	$1,031,642	$824,882	$3,073,103	$2,035,891

2023 Revolving Line of Credit - East West Bank

On July 7, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among East West Bank (“EWB”), as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media, and Orange142, as borrowers. The Credit Agreement provides for a revolving credit facility (the “2023 Credit Facility”) in the original principal amount of up to $5 million, subject to a borrowing base determined based on eligible accounts, and an up to $5 million uncommitted incremental revolving facility. Loans under the 2023 Credit Facility mature on July 7, 2025 (the “Maturity Date”), unless the 2023 Credit Facility is otherwise terminated pursuant to the terms of the Credit Agreement.

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

The Company and the other borrowers are required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of 3.50 to 1.00 as of the last day of each fiscal quarter from June 30, 2023 through December 31, 2023, 3.25 to 1.00 as of the last day of each fiscal quarter from March 31, 2024 through March 31, 2025 and 3.00 to 1.00 as of the last day of each fiscal quarter from June 30, 2025 and thereafter; and (iii) a liquidity covenant requiring the Company and the other borrowers to maintain minimum liquid assets at all times (calculated using unencumbered cash and cash equivalents and marketable securities), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1,000,000. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. The Company was in compliance with all the financial covenants under the 2023 Credit Facility as of September 30, 2023.

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

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the nine months ended September 30, 2023, the Company incurred $214,680 of deferred financing costs associated with the 2023 Credit Facility.

2020 Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with EWB in the amount of $4,500,000 with an initial availability of $1,000,000 (the “2020 Revolving Credit Facility”). On December 17, 2021, the Company amended the 2020 Revolving Credit Facility, which increased the amount of the revolving loan to $5,000,000 with an initial availability of $2,500,000, and in connection with the amendment, the Company incurred additional deferred financing fees of $4,613 in January 2022. The loans under the 2020 Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and as of March 31, 2022, the rate was 7.0% with a 0.50% unused fee.

On July 26, 2022, the Company terminated the 2020 Revolving Credit Facility.  As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding borrowings or deferred financing costs under the Revolving Credit Facility.

The components of interest expense and related fees for the 2023 Revolving Credit Facility and 2020 Revolving Credit Facility are as follows:

	For the Three Months		Nine Months Ended
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense – 2020 Revolving Credit Facility	$—	$3,573	$—	$23,391
Amortization of deferred financing costs – 2023 Revolving Credit Facility	26,835	—	26,835	—
Amortization of deferred financing costs – 2020 Revolving Credit Facility	—	33,434	—	100,765
Total interest expense and amortization of deferred financing costs	$26,835	$37,007	$26,835	$124,156

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

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver.  As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement.  The termination of the SVB Revolving Credit Facility became effective April 20, 2023.  Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”).  The Company did not hold material cash deposits or securities at Silicon Valley Bank and as of the date of this report, has not experienced any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations.  During the nine months ended September 30, 2023, the Company incurred $211,934 of deferred financing costs.  After the Company issued the notice of termination, total deferred financing costs of $299,770 were expensed to contingent loss on early termination of line of credit during the nine months ended September 30, 2023.

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

Accrued and unpaid interest expense as of September 30, 2023 and December 31, 2022 was $11,138 and $13,524, respectively, and is included in accrued expenses on the consolidated balance sheets.

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

Overall

As of September 30, 2023, future minimum payments related to long-term debt are as follows for the years ended December 31:

2023	$163,750
2024	1,310,000
2025	1,310,473
2026	22,411,965
2027	3,337
Thereafter	142,975
Total	25,342,500
Less current portion	(1,146,250)
Less deferred financing costs	(1,722,716)
Long-term debt, net	$22,473,534

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

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $590,689 in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of $0 and $0, for the three months ended September 30, 2023 and 2022, respectively, and $0 and $62,162 for the nine months ended September 30, 2023 and 2022, respectively.

Note 8 — Related Party Transactions

Related Party Transactions

Member Payable

As of September 30, 2023 and December 31, 2022, the Company had a net payable to members that totaled $1,428,093 and $1,448,333, respectively, which is included as a related party payable on the consolidated balance sheets.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows the Continuing LLC Owner, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. The Continuing LLC owner holds economic nonvoting LLC Units in DDH LLC and also holds noneconomic voting equity interests in the form of the Class B common stock in Direct Digital Holdings (See Note 10 – Stockholders’ Equity and Stock-Based Compensation Plans). One of the tax benefits to the Continuing LLC Owner associated with this structure is that future taxable income of DDH LLC that is allocated to the Continuing LLC Owner will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, the Continuing LLC Owner may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A common stock on a one-for-one basis. The Up-C structure also provides the Continuing LLC Owner with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, Digital Direct Holdings expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of the Continuing LLC Owner's LLC Units for Class A common stock or cash and certain other tax benefits covered by the TRA. (See Note 13 - Tax Receivable Agreement and Income Taxes).

The aggregate change in the balance of gross unrecognized tax benefits, which includes interest and penalties for 2023 and 2022, is as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Liability related to tax receivable agreement
Short term	$41,141	$182,571
Long term	4,245,234	4,149,619
Total liability related to tax receivable agreement	$4,286,375	$4,332,190

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Prior to the Organizational Transactions, Walker served as a Manager on the Board of Managers of DDH LLC, and now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to the Organizational Transactions, Smith served as a Manager on the Board of Managers of DDH LLC and now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In exchange for these services, the Company paid Walker and Smith annual fees of $450,000 each and employee benefits for their direct families. The Company paid Woolford $300 per hour for up to 50 hours per month and employee benefits for Woolford and her direct family. In connection with the Organizational Transactions, the consulting agreements were canceled, and, for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023, no fees were paid to Walker, Smith and Woolford. For the nine months ended September 30, 2022, total fees paid to Walker, Smith, and Woolford were $56,250, $56,250, and $22,500, respectively.

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

Huddled Masses was named as a defendant in a lawsuit on July 10, 2019 related to a delinquent balance to a vendor. On July 28, 2022, the Company entered into a settlement agreement with the vendor and agreed to pay a total of $515,096 with monthly installment payments over 24 months beginning September 1, 2022.  The liability has been recorded and included in accrued liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (See Note 5 – Accrued Liabilities).

Operating Leases

In June 2019, the Company entered into a sublease for its corporate office headquarters at 1233 West Loop South, Suite 1170 in Houston, TX. The lease term expired on July 1, 2022 and had a base monthly rent of approximately $3,600 per month.

In March 2022, the Company entered into a new lease to move its corporate headquarters to 1177 West Loop South, Suite 1310 in Houston, TX effective July 1, 2022, and paid a security deposit of approximately $29,000. The lease is for 7,397 square feet of office space that expires February 28, 2030. The base monthly rent varies annually over the term of the lease. The Company also leased office furniture for its corporate headquarters under a lease agreement effective April 2019 which expired July 2023.

In March 2021, the Company extended its lease for office space at 716 Congress Ave, Suite 100 in Austin, Texas with an effective date of January 1, 2022. The lease expires on December 31, 2023 and has a base rent of approximately $6,700 per month.

For the three months ended September 30, 2023 and 2022, the Company incurred rent expense of $73,496 and $89,452, respectively, for the combined leases.  For the nine months ended September 30, 2023 and 2022, the Company incurred rent expense of $231,982 and $193,013, respectively, for the combined leases.

Supplemental balance sheet information related to operating leases is included in the table below as of September 30, 2023:

2023
Operating lease right-of-use asset	$674,846

Operating lease liabilities - current	$49,977
Operating lease liabilities - long-term	717,632
Total operating lease liability	$767,609

The weighted-average remaining lease term for the Company’s operating lease is 6.25 years as of September 30, 2023, with a weighted-average discount rate of 8%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows:

2023	$37,251
2024	110,215
2025	156,077
2026	159,775
2027	163,474
Thereafter	366,830
Total lease payments	993,622
Less imputed interest	(226,013)
Total lease liability	$767,609

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, its Chairman and Chief Executive Officer and its President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022, DDM tendered 100,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A common stock of the Company on a one-for-one basis.  In connection with this exchange, an equivalent number of the holder’s shares of Class B common stock were cancelled.  As of September 30, 2023, DDM held 11,278,000 shares of Class B common stock.

The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.001 per share, 20,000,000 shares of Class B common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A common stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At September 30, 2023, 2,797,800 of these warrants are outstanding and the intrinsic value of these warrants is $0. The underwriters in the initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of September 30, 2023, 420,000 of these warrants are outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. The underwriters have not exercised this option as of September 30, 2023.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10,167,043, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering expenses recorded in accrued liabilities are approximately $1,000,000 as of September 30, 2023, and relate to executive performance bonuses which are payable upon a certain level of cash generated by warrant exercises. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held indirectly by Woolford for an aggregate purchase price of approximately $14,246,251, of which $10,284,089 was paid on the closing date of the initial public offering.  On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amended the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022.  The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $3,998,635, which was paid in full on July 28, 2022.

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

The following table summarizes warrant activity as of September 30, 2023:

	Warrants
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2023	3,220,000	$5.50	4.13	$—
Granted	—	$—	—	$—
Exercised	(2,200)	$5.50	—	$—
Canceled	—	$—	—	$—
Outstanding at September 30, 2023	3,217,800	$5.50	3.38	$—
Exercisable at September 30, 2023	3,217,800

Stock-Based Compensation Plans

In connection with the IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 1,500,000 shares of Class A common stock for issuance in equity awards under the 2022 Omnibus Plan.  Information on activity for both the stock options and RSUs is detailed below.

During the nine months ended September 30, 2023, the Company recognized $545,504 of total stock-based compensation expense in the consolidated statement of operations in compensation, tax and benefits.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of September 30, 2023:

	Stock Options
			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2023	254,000	$1.69	8.76	$193,486
Granted	135,015	$3.96	9.47	$24,303
Exercised	(133)	$1.62	—	$93
Forfeited	(26,215)	$2.22	—	$33,550
Outstanding at September 30, 2023	362,667	$2.49	8.98	$207,788
Vested and exercisable at September 30, 2023	77,130	$1.62	8.71	$68,837

As of September 30, 2023, unrecognized stock-based compensation of $389,598 related to 285,537 of unvested stock options will be recognized on a straight-line basis over a weighted-average vesting period of 2.21 years.

Restricted Stock Units

RSUs vest annually on the grant date anniversary over a period of three years. A summary of RSU activity and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested- January 1, 2023	352,764	$1.67
Granted	310,599	$3.77
Vested	(110,184)	$1.67
Forfeited	(26,215)	$2.22
Unvested- September 30, 2023	526,964	$2.88

The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes.  The total shares withheld were 20,725 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price.  As of September 30, 2023, unrecognized stock-based compensation of $1,159,610 related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.04 years.

Note 11 — Income Per Share

The Company has two classes of common stock, Class A and Class B.  Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.  The following table sets forth the computation of the Company’s basic and diluted income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$3,350,854	$810,783	$3,211,876	$2,753,523

Weighted average common shares outstanding - basic	14,268,168	14,178,000	14,216,211	11,846,601
Options to purchase common stock	32,033	—	74,595	—
Unvested restricted stock units	526,964	367,241	526,964	150,368
Weighted average common shares outstanding - diluted	14,827,165	14,545,241	14,817,770	11,996,969
Net income per common share, basic	$0.23	$0.06	$0.23	$0.23
Net income per common share, diluted	$0.23	$0.06	$0.22	$0.23

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Warrants to purchase common stock	3,217,800	3,220,000	3,217,800	3,220,000
Options to purchase common stock	142,650	261,600	139,950	261,600
Total excludable from net income per share attributable to common stockholders - diluted	3,360,450	3,481,600	3,357,750	3,481,600

Note 12 — Employee Benefit Plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the three and nine months ended September 30, 2023 and 2022, the Company’s matching contributions were $53,981 and $56,158, respectively and $184,935 and $159,219, respectively. Additionally, the Company may make a discretionary profit- sharing contribution to the Plan. During the three and nine months ended September 30, 2023 and 2022, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of the Company. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of September 30, 2023 and December 31, 2022, the Company analyzed the incurred but not reported claims and recorded an estimated liability, as required within accrued compensation and benefits in accrued liabilities.

Note 13 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

In connection with the initial public offering in February 2022, the Company entered into a tax receivable agreement (“TRA”) with DDH LLC and DDM (together, the “TRA Holders”) which provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. Direct Digital Holdings, Inc. will retain the benefit of the remaining 15% of these net cash savings, and as a result, the Company recorded $823,481 during 2022 as additional paid-in capital.

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

As of September 30, 2023, the Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $5,082,424, and a total TRA liability of $4,286,375, of which $41,141 is reflected as a current liability in which $45,815 was paid during the nine months ended September 30, 2023. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and will recognize subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes.

The term of the TRA commenced upon completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early (or it is terminated early due to changes in control), the obligations under the TRA would accelerate and the Company would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by the Company under the TRA.

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes of 19.7% and 20.45% that occurred in the first and third quarters of 2022, respectively.  As a result, the Company recorded a tax provision for federal and state income tax for the three months ended September 30, 2023 and 2022 of $165,994 and $128,436, respectively, and for the nine months ended September 30, 2023 and 2022 of $165,658 and $215,112, respectively.

Income tax expense is based on the estimated annual effective rate for the year, which includes estimated federal and state income taxes on the Company’s projected pre-tax income.  The expense for income taxes and the effective income tax rates were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income tax expense	$165,994	$128,436	$165,658	$215,112
Effective income tax rate	4.7%	13.7%	4.9%	7.2%

The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2023 primarily due to the Company’s partnership income that is not subject to federal and state taxes.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States.  There are currently no federal or state audits in process.

Note 14 — Correction of Immaterial Error in Prior Consolidated Financial Statements

During the quarter ended September 30, 2023, the Company identified a prior period accounting error in the Company’s previously reported unaudited interim consolidated financial statements beginning June 30, 2022. The prior period accounting error resulted from the incorrect accounting for granted but unvested restricted stock units. Based on management’s evaluation of the error in consideration of the SEC Staff’s Accounting Bulletins Topic 1.M, Materiality and Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements and interpretations therewith, the Company concluded the error is not material to the Company’s previously reported financial statements. Accordingly, the Company’s consolidated balance sheet as of December 31, 2022 and the related consolidated statements of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2022 reflect the correction of these immaterial errors.

Consolidated Balance Sheet as of December 31, 2022	As Reported	As Revised
Class A Common Stock Units	3,252,764	2,900,000
Class A Common Stock Amount	$3,253	$2,900
APIC	$8,224,012	$8,224,365

Consolidated Statement of Operations for the Nine Months Ended September 30, 2022	As Reported	As Revised
Weighted-average number of shares of common stock outstanding - basic	11,996,969	11,846,601

Consolidated Statement of Operations for the Three Months Ended September 30, 2022	As Reported	As Revised
Weighted-average number of shares of common stock outstanding - basic	14,545,241	14,178,000

Consolidated Statement of Changes in Stockholders' Equity as of December 31, 2022	As Reported	As Revised
Class A Common Stock Units	3,252,764	2,900,000
Class A Common Stock Amount	$3,253	$2,900
APIC	$8,224,012	$8,224,365

Consolidated Statement of Changes in Stockholders' Equity as of June 30, 2023	As Reported	As Revised
Class A Common Stock Units	3,519,780	2,988,916
Class A Common Stock Amount	$3,520	$2,989
APIC	$8,539,858	$8,540,389

Consolidated Statement of Changes in Stockholders' Equity as of June 30, 2022	As Reported	As Revised
Class A Common Stock Units	3,163,214	2,800,000
Class A Common Stock Amount	$3,163	$2,800
APIC	$7,747,250	$7,747,613

Note 15 — Segment Information

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

Revenue by business segment is as follows:

	For the Three Months		For the Nine Months Ended
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Buy-side advertising	$7,850,058	$7,130,736	$27,092,816	$22,283,044
Sell-side advertising	51,622,066	18,854,639	89,006,018	36,333,976
Total revenues	$59,472,124	$25,985,375	$116,098,834	$58,617,020

Operating income by business segment reconciled to income before taxes is as follows:

	For the Three Months		For the Nine Months Ended
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Buy-side advertising	$1,550,827	$1,357,635	$6,979,766	$5,620,194
Sell-side advertising	6,206,398	2,365,495	9,656,686	4,599,629
Corporate office expenses	(3,263,818)	(1,878,306)	(10,029,936)	(4,725,981)
Total operating income	4,493,407	1,844,824	6,606,516	5,493,842
Corporate other expense	(976,559)	(905,605)	(3,228,982)	(2,525,207)
Income before taxes	$3,516,848	$939,219	$3,377,534	$2,968,635

Total assets by business segment are as follows:

	September 30,	December 31,
	2023	2022
Buy-side advertising	$23,809,849	$25,685,528
Sell-side advertising	54,139,638	25,512,367
Corporate office	8,798,843	6,928,144
Total assets	$86,748,330	$58,126,039

Note 16 — Subsequent Events

The Company has evaluated events and transactions occurring subsequent to September 30, 2023, through the date of this report and determined there were no events or transactions other than those described below that would require recognition or disclosure.

On August 29, 2023, the Company filed a Tender Offer Statement on Schedule TO pursuant to which the Company offered to purchase all of its outstanding warrants for $1.20 per warrant in cash. The Tender Offer expired at one minute after 11:59 PM, Eastern Time on September 28, 2023. The Company accepted all validly tendered warrants for purchase and settlement on October 2, 2023. As a result of the Tender Offer, a total of 2,213,652 warrants were tendered and not validly withdrawn prior to the expiration of the tender offer for a total purchase price of approximately $2.7 million. On October 23, 2023, the Company distributed a notice of redemption to the registered holders of the remaining outstanding warrants announcing the redemption of those warrants for $0.35 per warrant. The redemption closed on October 30, 2023, and all remaining 1,004,148 warrants were purchased for an aggregate price of approximately $0.4 million.

On October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility. Under the terms of the Fourth Amendment, among other changes, the Company entered into a delayed draw term loan under the 2021 Credit Facility in the principal amount of $3,587,274.03 (the “Delayed Draw Term Loan”) to make payments due, among other things, in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred in connection therewith. After giving effect to the Delayed Draw Term Loan made on the effective date of the Amendment, no additional term loans or Delayed Draw Term Loan will be available under the 2021 Credit Facility. Additionally, the Amendment made certain technical amendments to the negative covenants under the 2021 Credit Facility in order to permit the transactions consummated pursuant to the 2023 warrant tender.

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

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 228 small and mid-sized clients annually, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), energy, consumer packaged goods, healthcare, education, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and our relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue on an annual basis during the nine months ended September 30, 2023. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform.  The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Sell-side advertising business

Increasing revenue from publishers and advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. The buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 125,000 advertisers per month in the nine months ended September 30, 2023, an increase of 31% over the 95,000 advertisers per month in the nine months ended September 30, 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with buyers. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

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

Enhancing ad inventory quality

In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. As a result of our platform design and proactive IVT mitigation efforts, in the nine months ended September 30, 2023, we determined that approximately 1% of inventory was invalid, resulting in minimal financial impact to our customers. We address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

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

Interest expense. Interest expense is mainly related to our debt as further described below in “ -Liquidity and Capital Resources.” In connection with the acquisition of Orange142, we issued mandatorily redeemable non-participating preferred A and B units, and the value of these units was classified as a liability, and the corresponding distributions were recognized as interest expense for the nine months ended September 30, 2022.  The preferred A and B units were fully redeemed as of March 31, 2022.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Revenues
Buy-side advertising	$7,850,058	$7,130,736	$719,322	10%	$27,092,816	$22,283,044	$4,809,772	22%
Sell-side advertising	51,622,066	18,854,639	32,767,427	174%	89,006,018	36,333,976	52,672,042	145%
Total Revenues	59,472,124	25,985,375	33,486,749	129%	116,098,834	58,617,020	57,481,814	98%

Cost of revenues
Buy-side advertising	3,113,491	2,471,170	642,321	26%	10,650,541	7,694,987	2,955,554	38%
Sell-side advertising	44,605,815	16,053,461	28,552,354	178%	77,189,787	30,344,670	46,845,117	154%
Total cost of revenues	47,719,306	18,524,631	29,194,675	158%	87,840,328	38,039,657	49,800,671	131%

Gross profit	11,752,818	7,460,744	4,292,074	58%	28,258,506	20,577,363	7,681,143	37%

Operating expenses	7,259,411	5,615,920	1,643,491	29%	21,651,990	15,083,521	6,568,469	44%
Income from operations	4,493,407	1,844,824	2,648,583	144%	6,606,516	5,493,842	1,112,674	20%
Other expense	(976,559)	(905,605)	(70,954)	(8)%	(3,228,982)	(2,525,207)	(703,775)	(28)%
Income before taxes	3,516,848	939,219	2,577,629	274%	3,377,534	2,968,635	408,899	14%
Tax expense	165,994	128,436	37,558	29%	165,658	215,112	(49,454)	23%
Net income	$3,350,854	$810,783	$2,540,071	313%	$3,211,876	$2,753,523	$458,353	17%
Adjusted EBITDA (1)	$5,370,373	$2,403,309	$2,967,064	123%	$8,978,024	$7,092,606	$1,885,418	27%
(1)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues increased from $26.0 million for the three months ended September 30, 2022 to $59.5 million for the three months ended September 30, 2023, an increase of $33.5 million or 129%. Buy-side advertising revenue increased $0.7 million, or 10%. The increase in our buy-side advertising revenue was due to expanded spending from our existing customer base. Sell-side advertising revenue increased $32.8 million, or 174% over the 2022 three-month results. The increase in our sell-side advertising revenue was primarily due to a continued increase in impression inventory. The Company sold approximately 6.9 billion average monthly impressions over the three months ended September 30, 2023, an increase of 273% from the prior period. For the three months ended September 30, 2023, the Company processed approximately 400 billion average monthly impressions through its sell-side advertising segment, an increase of 220% from the prior period.

Our revenues increased from $58.6 million for the nine months ended September 30, 2022 to $116.1 million for the nine months ended September 30, 2023, an increase of $57.5 million or 98%. Buy-side advertising revenue increased $4.8 million, or 22%. The increase in our buy-side advertising revenue was due to expanded spending from our existing customer base. Sell-side advertising revenue increased $52.7 million, or 145% over the 2022 nine-month results. The increase in our sell-side advertising revenue was primarily due to a continued increase in impression inventory, as well as increased publisher engagement across general market and underrepresented publisher communities. The Company sold approximately 3.8 billion average monthly impressions over the nine months ended September 30, 2023, an increase of 249% from the prior period. The Company increased its reach across the ecosystem of buyers from an average of approximately 125,000 advertisers per month in the nine months ended September 30, 2023, an increase of 31% over the 95,000 advertisers per month in the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the Company processed approximately 303 billion average monthly impressions through its sell-side advertising segment, an increase of 189% from the prior period.

Cost of revenues

Along with the increase in revenues across both segments, we correspondingly experienced an increase in cost of revenues from $18.5 million for the three months ended September 30, 2022 to $47.7 million for the three months ended September 30, 2023, an increase of $29.2 million, or 158%. Buy-side advertising cost of revenues increased $0.6 million to $3.1 million, or 40% of revenue, for the three months ended September 30, 2023, compared to $2.5 million, or 35% of revenue, for the three months ended September 30, 2022. Sell-side advertising cost of revenues increased $28.6 million to $44.6 million, or 86% of revenue for the three months ended September 30, 2023, compared to $16.1 million, or 85% of revenue, for the same period in 2022.  The increase in sell-side advertising costs was primarily due to the related increase in revenue, while the 1% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.5 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs.

Cost of revenues increased from $38.0 million for the nine months ended September 30, 2022 to $87.8 million for the nine months ended September 30, 2023, an increase of $49.8 million, or 131%. Buy-side advertising cost of revenues increased $3.0 million to $10.7 million, or 39% of revenue, for the nine months ended September 30, 2023, compared to $7.7 million, or 35% of revenue, for the nine months ended September 30, 2022. Sell-side advertising cost of revenues increased $46.8 million to $77.2 million, or 87% of revenue for the nine months ended September 30, 2023, compared to $30.3 million, or 84% of revenue, for the same period in 2022.  The increase in costs was primarily due to the related increase in revenue, while the 3% increase as a percentage of revenue was due to an increase in fixed costs of approximately $1.1 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs.  We expect these higher costs to continue in future fiscal periods.

Gross profit

Gross profit also increased in the three months ended September 30, 2023 to $11.8 million, or 20% of revenue, compared to $7.5 million, or 29% of revenue, for the three months ended September 30, 2022, an increase of $4.3 million or 58%.  Gross profit increased in the nine months ended September 30, 2023 to $28.3 million, or 24% of revenue, compared to $20.6 million, or 35% of revenue, for the nine months ended September 30, 2022, an increase of $7.7 million or 37%. The change in margin for the three and nine months ended September 30, 2023 is attributable to the mix in revenue between our business segments as well as the additional fixed costs related to an increase in server capacity.  Our sell-side segment, whose revenues grew as a percentage of our overall revenue, has a lower gross margin than our buy-side segment.

Buy-side advertising gross profit increased $0.1 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the same period in the prior year, primarily due to higher revenue. Buy-side advertising gross margin was 60% and 61% for the three and nine months ended September 30, 2023, respectively, compared to gross margin of 65% for each of the three and nine months ended September 30, 2022.  Buy-side gross margin decreased in 2023 to a level the Company believes is sustainable reflecting strategic efforts by the Company to ensure customer retention and increase revenue per customer.  Sell-side advertising gross profit increased $4.2 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, as compared to prior year, primarily due to the increase in revenue.  Sell-side advertising gross margin was 14% and 13% for the three and nine months ended September 30, 2023 compared to gross margin of 15% and 16% for the three and nine months ended September 30, 2022, respectively.  Sell-side gross margin in 2023 was negatively impacted by additional fixed costs of approximately $0.5 million and $1.1 million incurred in the three months and nine months ended September 30, 2023, respectively, related to an increase in server capacity to support our growth.  About half of these incremental costs are expected to continue each quarter through March 2024.

Operating expenses

The following table sets forth the components of operating expenses for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Compensation, tax and benefits	$4,747,081	$3,845,918	$901,163	23%	$12,934,406	$9,895,646	$3,038,760	31%
General and administrative	2,512,330	1,770,002	742,328	42%	8,717,584	5,187,875	3,529,709	68%
Total operating expenses	$7,259,411	$5,615,920	$1,643,491	29%	$21,651,990	$15,083,521	$6,568,469	44%

Compensation, taxes and benefits

Compensation, taxes and benefits increased from $3.8 million for the three months ended September 30, 2022 to $4.7 million for the three months ended September 30, 2023, an increase of $0.9 million, or 23%. The increase is due to headcount additions primarily in shared services to support our public company infrastructure and growth.

Compensation, taxes and benefits increased from $9.9 million for the nine months ended September 30, 2022 to $12.9 million in for the nine months ended September 30, 2023, an increase of $3.0 million, or 31%. The increase is due to headcount additions primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure, bonus expense and severance of $0.3 million. In connection with our IPO, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, March 20, 2023 and June 10, 2023, our board of directors granted stock options and restricted stock units (“RSUs”) to certain of our employees and non-employee directors. The increase in compensation, taxes and benefits expense related to stock options and RSUs granted was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses increased from $1.8 million for the three months ended September 30, 2022 to $2.5 million for the three months ended September 30, 2023. G&A expenses as a percentage of revenue were 4% and 7%, respectively, for the three months ended September 30, 2023 and 2022.

The increase in G&A costs during the three months ended September 30, 2023 was primarily due to costs associated with supporting our growth and ongoing marketing initiatives.  During the three months ended September 30, 2023, we incurred higher professional fees and sales and marketing expenses. We expect to continue to invest in and incur additional expenses as we grow, including increased professional fees, investment in automation and compliance costs associated with developing the requisite infrastructure required for internal controls.

G&A expenses increased from $5.2 million for the nine months ended September 30, 2022 to $8.7 million for the nine months ended September 30, 2023. G&A expenses as a percentage of revenue was 8% and 9%, respectively, for the nine months ended September 30, 2023 and 2022.

The increase in G&A costs during the nine months ended September 30, 2023 was primarily due to costs associated with our transition to and operation as a public company as of February 2022. During the nine months ended September 30, 2023, we incurred higher professional fees, sales and marketing expenses, travel expenses and insurance costs. We also completed the transition of our servers for Colossus Media to HPE Greenlake and incurred higher consulting and transition costs for this one-time project. This project contributed to $0.3 million of the increase in G&A costs during the nine months ended September 30, 2023. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other income (expense)

The following table sets forth the components of other income (expense) for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$(1,059,890)	$(905,605)	$(154,285)	17%	$(3,104,684)	$(2,269,643)	$(835,041)	37%
Contingent loss on early termination of line of credit	—	—	—	nm	(299,770)	—	(299,770)	100%
Loss on early redemption of non-participating preferred units	—	—	—	nm	—	(590,689)	590,689	(100)%
Forgiveness of Paycheck Protection Program loan	—	—	—	nm	—	287,143	(287,143)	(100)%
Other income	83,331	—	83,331	100%	175,472	47,982	127,490	266%
Total other expense	$(976,559)	$(905,605)	$(70,954)	8%	$(3,228,982)	$(2,525,207)	$(703,775)	28%

nm – not meaningful

Other expense for the three months ended September 30, 2023 and 2022 primarily consists of $1.1 million and $0.9 million of interest expense, respectively.

Other expense for the nine months ended September 30, 2023 primarily consists of $3.1 million of interest expense and $0.3 million related to the contingent loss on early termination of the line of credit with SVB partially offset by other income.  Other expense for the nine months ended September 30, 2022 is comprised of $2.3 million of interest expense and $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units partially offset by other income and forgiveness of the PPP loan.

Interest expense increased for the three months ended September 30, 2023 to $1.1 million, compared to $0.9 million for the three months ended September 30, 2022. Interest expense increased for the nine months ended September 30, 2023 to $3.1 million, compared to $2.3 million for the nine months ended September 30, 2022.  The increase in interest expense in the three and nine months period is due to an additional $4.3 million in borrowings in July 2022 under the 2021 Credit Facility, as amended by the Term Loan Amendment, as well as higher interest rates.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, and availability under our Revolving Credit Facility (as defined below) on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,481,949	$4,047,453
Working capital	$8,631,462	$5,712,680

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations and borrowings under the 2023 Credit Facility, as defined below. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $5.5 million and $4.0 million, respectively.  On July 7, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among East West Bank (“EWB”), as lender, and the Company and its subsidiaries, as borrowers.

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

2023 Credit Facility

On July 7, 2023, the Company entered into the Credit Agreement which provides for a revolving credit facility (the “2023 Credit Facility”) in the original principal amount of up to $5 million, subject to a borrowing base determined based on eligible accounts, and an up to $5 million uncommitted incremental revolving facility. Loans under the 2023 Credit Facility mature on July 7, 2025 (the “Maturity Date”), unless the 2023 Credit Facility is otherwise terminated pursuant to the terms of the Credit Agreement.

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

2021 Credit Facility

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

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of DDH LLC and its subsidiaries and are guaranteed by the subsidiaries of DDH LLC and include a pledge and guarantee by the Company. As of September 30, 2023, the Company owed a balance on the 2021 Credit Facility of $25,192,500. The 2021 Credit Facility contains affirmative and negative covenants that, among other things, require the Company to maintain a net leverage ratio of no more than 3.50 to 1.00 as of the last day of each fiscal quarter through December 31, 2023, as adjusted thereafter, and a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of September 30, 2023.

On October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility and received proceeds of $3.6 million borrowed under the Delayed Draw Term Loan to make payments to warrant holders in connection with the consummation of the Company’s tender offer and fees and expenses incurred as described in Note 16 – Subsequent Events.

Consolidated Statement of Cash Flow Data:

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$4,674,423	$3,399,801
Net cash used in investing activities	(136,978)	—
Net cash used in financing activities	(3,102,949)	(1,073,436)
Net increase in cash and cash equivalents	$1,434,496	$2,326,365

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

For the Nine Months Ended September 30, 2023 and 2022

Cash flows from operating activities increased from $3.4 million for the nine months ended September 30, 2022 to $4.7 million for the nine months ended September 30, 2023. The period-over-period increase in cash from operations of $1.3 million was primarily due to a $17.3 million increase for changes in accounts payable, a $0.7 million increase related to changes in deferred revenues related to the increase in revenue and timing of payments received and made, a $0.5 increase in net income and a $0.5 million increase for changes in stock compensation.  This is partially offset by a $14.9 million decrease for changes in accounts receivable, a $2.1 million decrease for changes in accrued liabilities and a $1.0 million decrease related to changes in prepaid expenses and other assets.

Cash Flows Used in Investing Activities

For the Nine Months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023, the Company acquired property, equipment and software for $136,978.

Cash Flows Used in Financing Activities

For the Nine Months Ended September 30, 2023 and 2022

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

During the nine months ended September 30, 2023, net cash used in financing activities was $3.1 million, compared to $1.1 million used in financing activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we made distributions to members of $2.0 million, payments on the Revolving Credit Facility of $0.5 million, and payments of $0.4 million in deferred financing costs.

During the nine months ended September 30, 2022, we received net proceeds of $11.2 million related to our issuance of Class A common stock in our initial public offering and used a portion of the proceeds to redeem the common units and Preferred B units held by USDM Holdings, Inc. for approximately $14.2 million. We also borrowed $4.3 million under the Delayed Draw Loan during the nine months ended September 30, 2022. Also, during the nine months ended September 30, 2022, we made payments of $0.4 million on the 2021 Credit Facility, distributions to members of $0.9 million and payments of $0.5 million in deferred financing costs.

Contractual Obligations and Future Cash Requirements

As of September 30, 2023, our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our various facilities and the 2021 Credit Facility. We lease furniture and office space in Houston and Austin from an unrelated party under non-cancelable operating leases dating through February 2030. These leases will require minimum payments of $37,251 in 2023, $110,215 in 2024, $156,077 in 2025, $159,755 in 2026, $163,474 in 2027 and $366,830 thereafter. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $163,750 in 2023, $1.3 million in 2024, $1.3 million in 2025, $22.4 million in 2026, $3,337 in 2027 and $142,975 thereafter, assuming we do not refinance our indebtedness. We believe our cash on hand and the amounts we may borrow under the Credit Agreement executed in July 2023, in addition to our cash generated by operations, will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,350,854	$810,783	$3,211,876	$2,753,523
Add back (deduct):
Interest expense	1,059,890	905,605	3,104,684	2,269,643
Amortization of intangible assets	488,455	488,455	1,465,363	1,465,364
Stock-based compensation	241,491	70,030	545,504	85,438
Depreciation and amortization of capitalized software, property and equipment	63,689	—	185,169	—
Contingent loss on early termination of line of credit	—	—	299,770	—
Tax expense	165,994	128,436	165,658	215,112
Forgiveness of PPP loan	—	—	—	(287,163)
Loss on early redemption of non-participating preferred units	—	—	—	590,689
Adjusted EBITDA	$5,370,373	$2,403,309	$8,978,024	$7,092,606

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that, as of such date, based on the identification of the material weakness described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of September 30, 2023.

We identified a material weakness in our controls over completeness of revenue as of December 31, 2022 that still existed as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to properly recognize revenue on a timely basis. As further detailed in the 2022 Annual Report in Note 16 – Revision of Previously Issued Financial Information (Unaudited), the Company identified digital advertising transactions performed by its sell-side advertising business for which invoices were not sent to a particular, individual customer during the period from August 1, 2022 through December 31, 2022.  Billing procedures related to that particular customer were modified effective August 1, 2022, and, as a result, these transactions were not captured in our standard invoicing and revenue recognition procedures.

There were no material misstatements as a result of this material weakness; however, it could have resulted in understated revenue that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1	Credit Agreement, dated July 7, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 12, 2023	10.1
10.2	Fourth Amendment to Term Loan and Security Agreement, dated October 3, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 10, 2023	10.1
10.3	Amendment to Warrant Agreement, effective as of October 3, 2023, by and between the Company and the Warrant Agent.	8-K	001-41261	October 24, 2023	10.1
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE*	Inline XBRL Extension Presentation Linkbase					X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Date: November 9, 2023	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)