Form 10-K
period 2023-12-31
Direct Digital Holdings, Inc.
filed 2024-10-15
CIK 1880613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO __________

COMMISSION FILE NUMBER 001-41261

DIRECT DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2306185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 West Loop South, Suite 1310
Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(832) 402-1051

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.001 per share	DRCT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 11, 2024, there were 3,795,199 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,868,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.3 million.

EXPLANATORY NOTE

Direct Digital Holdings, Inc. (the “Company”) is filing this Annual Report on Form 10-K as of and for the year ended December 31, 2023, which includes a restatement of the Company’s interim financial statements (collectively, the “Prior Period Financial Statements”) as of the periods ended March 31, 2023, June 30, 2023, September 30, 2023, and for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023 (collectively, the “Non-Reliance Periods”).

Background of Restatement

During the preparation of Company’s consolidated financial statements as of and for the year ended December 31, 2023, the Company identified prior period accounting errors resulting from the incorrect (1) accounting for, and presentation of, noncontrolling interests (“NCI”), (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of, NCI, and (4) timing of the recording of the 2023 redemption of warrants. As a result, on October 14, 2024, the Audit Committee, in consultation with management, determined that the Prior Period Financial Statements for the Non-Reliance Periods should no longer be relied upon. Management and the Audit Committee have determined that these errors in the unaudited interim consolidated financial statements for the Non-Reliance Periods noted above required a restatement of the Prior Period Financial Statements (the “Restatement”).

Previously filed quarterly reports on Form 10-Q for the Prior Period Financial Statements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 13, “Restatement (Unaudited),” for the impact of these adjustments on each of the first three quarters of fiscal 2023.

Internal Control Considerations

In connection with the restatement, management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. Based on this assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and determined that the Company’s internal controls were not effective. In addition, management determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2023. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting and disclosure controls and procedures, as described in Part II, Item 9A, “Controls and Procedures.”

CERTAIN DEFINITIONS

Unless the context requires otherwise, references in this Annual Report on Form 10-K to:

●	the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including Direct Digital Holdings, LLC, which we refer to as “DDH LLC,” and, unless otherwise stated, its subsidiaries.
●	“Colossus Media” refers to Colossus Media, LLC, the sell-side marketing platform of our business acquired by the Company in 2018, operating under the trademarked banner of Colossus SSP™.
●	“DDH LLC” refers to Direct Digital Holdings LLC, a Texas limited liability company jointly owned by the Company and DDM.
●	“DDM” refers to Direct Digital Management, LLC, a Delaware limited liability company indirectly owned by Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, which entity owns LLC Units (as defined below) and which also holds noneconomic shares of Class B Common Stock. DDM may exchange or redeem its LLC Units for shares of our Class A Common Stock as described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence,” together with a cancellation of the same number of its shares of Class B Common Stock.
●	“Huddled Masses®” refers to Huddled Masses, LLC, a buy-side advertising and marketing service provider acquired by the Company in 2018.
●	“LLC Units” refers to (i) economic nonvoting units in DDH LLC held by us and DDM and (ii) noneconomic voting units in DDH LLC, 100% of which are held by us.
●	“Orange 142®” refers to Orange142, LLC, a buy-side advertising and marketing service provider acquired by the Company in 2020.
●	“Tax Receivable Agreement” refers to the tax receivable agreement by and among Direct Digital Holdings, DDH LLC and DDM. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information.

PART I

ITEM 1.Business

Company Overview

We are an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies, middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021, is the holding company for DDH LLC, the business formed by our founders in 2018 through the acquisitions of Colossus Media and Huddled Masses. Colossus Media operates our proprietary sell-side programmatic platform (“SSP”) operating under the trademarked banner of Colossus SSP™, which provides advertisers of all sizes a programmatic advertising platform that automates the sale of ad inventory between advertisers and agencies leveraging proprietary technology. Our platform offers extensive reach within both general market and multicultural media partners to help Fortune 500 brands and agencies scale to reach highly sought after audiences and helps publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and connected TV ("CTV").

Both buy-side advertising businesses, Orange 142 and Huddled Masses, provide technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”), across multiple industry verticals such as travel, education, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, we completed our initial public offering and certain organizational transactions which resulted in our current structure.

In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV (“OTT/CTV”), video and display, in-app, native and audio advertisements that are delivered both at scale and on a highly targeted basis.

Programmatic Marketplace Transaction

The Sell-Side

On the sell-side of the digital supply chain, the supply side platform (“SSP”), is an ad technology platform used by publishers to sell, manage and optimize the ad inventory on their websites in an automated and effective way. The SSPs help the publishers monetize the display ads, video ads, and native ads on their websites and mobile apps. The SSPs have enhanced their functionalities over the years and have included ad exchange mechanisms to efficiently manage their ad inventory. Also, SSPs allow the publishers to connect to DSPs directly instead of connecting through ad exchanges. The SSP allows publishers’ inventory to be opened up and made available to advertisers they may not be able to directly connect with. SSPs sell ad inventories in many ways — for example, directly to ad networks, via direct deals with DSPs, and most commonly via real-time bidding (“RTB”) auctions. The publisher makes its ad inventory available on an SSP and the SSP invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from the SSP. In the case of RTB media buys, many DSPs place bids for the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid and, in most cases, pay the second highest price plus $0.01 and in a few cases pay the highest price for the winning impression to serve the ads.

The Sell-Side Platform: Colossus SSP

Colossus Media, which has been in operation since 2017, owns and operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. In 2023, our platform processed over 326 billion average monthly impressions, and served approximately 115,000 buyers. Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we continue to make investment across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain.

Colossus SSP is agnostic to any specific DSP. To that end, Colossus SSP is integrated into several leading DSPs including but not limited to The Trade Desk, Google 360, Zeta Global, Xandr, Beeswax, Basis and Stirista. We continue to add new DSP partners especially where we believe the DSP might offer a unique advertising base seeking to target both our multicultural and general market audiences at scale. We help our advertiser clients efficiently reach multicultural and diverse communities including African Americans, Hispanic/Latin, Asian Americans and LGBTQIA+ customers in highly targeted campaigns. This business began as a trading desk supporting advertisers’ desires to reach diverse audiences and we have evolved into the preeminent ad tech platform to support this goal. We partner with publishers that range from small to large in scale across both general and multicultural markets such as Hearst, MediaVine, Gannett, Ebony Magazine, Blavity, La Nacion and many others.

Colossus SSP partners with publishers to sell advertising inventory to our Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. Buyers may include small and mid-sized buyers as well as larger, Fortune 500 industry leading brands and multinational agencies, along with intermediaries that sit between Colossus SSP and the end buyers.

Our proprietary Colossus SSP was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that smaller publishers often offer a more engaged, highly-valued, unique following but experience technological and budgetary constraints on the path to monetization. Our business strategy on the sell-side also presents significant growth potential, as we believe we are well positioned to be able to bring underserved multicultural publishers into the advertising ecosystem, thereby increasing our value proposition across all clients including our large clients. We believe that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.

The Buy-Side

On the buy-side of the digital supply chain, digital advertising is the practice of delivering promotional content to users through various online and digital channels and leveraging multiple channels, platforms such as social media, email, search engines, mobile applications and websites to display advertisements and messages to audiences. Traditional (non-digital) advertising follows the “spray and pray” approach to reach out to the public, but the ROI is mostly unpredictable. On the other hand, digital advertising is heavily data-driven and can give real-time details of advertising campaigns and outcomes across an omni channel approach. The availability of user data and rich targeting capabilities makes digital advertising an effective and important tool for businesses to connect with their audiences.

We have aligned our business strategy to capitalize on significant growth opportunities due to fundamental market shifts and industry inefficiencies in serving the small and medium sized middle market companies that are the backbone of America. Several trends, happening in parallel, continue to revolutionize the way that advertising is purchased and sold. Specifically, the rise of the internet has led to a wholesale change in the way that media is consumed and monetized, as ads can be digitally delivered on a 1-to-1 basis. In traditional methods of advertising, such as broadcast TV, ads can target a specific network, program, or geography, but not a single household or individual as digital and OTT/CTV ads can. Additionally, we expect that the continued destabilization, including any potential phase out of digital “cookies” in the future, will (i) create more opportunities for technology companies that provide next-generation CTV and digital solutions, (ii) potentially minimize performance disruption for advertisers and agencies and (iii) potentially drive more small-to-mid sized businesses to pursue digital advertising goals through buy side businesses like ours rather than on their own.

The Buy-Side Business: Huddled Masses & Orange 142

The buy-side segment is operated through Orange 142, which has been in operation since 2013, and Huddled Masses, which has been in operation since 2012. The buy-side segment allows us to facilitate the procurement of digital advertising inventory (ad space) on behalf of our clients, as well as offer a comprehensive suite of end-to-end media solutions. We specialize in tailoring strategies that enhance visibility, engage target audiences, and drive quantifiable Key Performance Indicators (“KPIs”) and tangible business outcomes.

The landscape of advertising is rapidly evolving, with digital channels gaining prominence over traditional advertising placements. Our buy-side platform is equipped with cutting-edge technology for first-party data management, media procurement, campaign execution, and analytics. This technological foundation empowers our clients to achieve enhanced ROI across a diverse range of digital media channels. Our platform interfaces with prominent programmatic DSPs, social media networks, and search engines, granting us the ability to harness customer insights across multiple channels. This cross-channel approach optimizes campaign performance and ROI for our clients. By adopting a platform-agnostic stance, our buy-side division offers extensive market access, enabling clients to purchase advertisements seamlessly across various mediums such as desktop, mobile, connected TV, streaming audio, social media, and digital billboards.

A distinctive feature of our technology is its visibility across inventory, facilitating the creation of customized audience segments at scale. Based on client objectives and selected advertising channels, our buy-side platform offers forecasting and in-depth market insights. These tools empower our clients to enhance their Return on Advertising Spend (“ROAS”) across channels. Our buy-side segment primarily caters to small-to-mid-sized businesses, empowering them to leverage advanced advertising technology for targeted engagement. Our technology allows for direct, one-on-one interactions with potential customers, tailored to local markets, media devices, and footprints. Leveraging data analytics, we assess potential buyers' decision-making processes and optimize campaign strategies accordingly.

We understand that small and mid-sized businesses often operate within constrained marketing budgets and localized footprints. Our objective is to deliver precise, ROI-focused advertising solutions that offer measurable campaign success. For the fiscal year ended December 31, 2023, we served approximately 234 small-to-mid-sized clients through our buy-side segment. Our buy-side leverages leading DSPs and advertising channels such as The Trade Desk, Xandr, Google DV360, Basis, Beeswax, Meta, among others. This collaboration empowers us to drive increased advertising ROI and reduce customer acquisition costs for our clients. Through effective marketing strategies tailored to local markets, we aim to level the playing field for our buy-side customers, allowing them to compete effectively with larger advertisers. We believe our competitive advantage lies in our data-driven technology, enabling us to offer front-end, buy-side planning for small-to-mid-sized clients. Coupled with our access to multiple DSPs and advertising channels, we strive to deliver superior ROI.

Throughout this Annual Report on Form 10-K, we use the terms "client" and "customer" interchangeably to refer to the businesses we serve.

Our Industry and Trends

There are several key industry trends that continue to revolutionize the way that advertising is purchased and sold. We believe that we are well positioned to take advantage of the rapidly evolving industry trends in digital marketing and shifts in consumer behavior, including:

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

Shift from Linear Broadcast to OTT/CTV. According to Emarketer, combined Linear TV and CTV ad spend will grow every year through to the end of 2027, when it will reach nearly $100 billion. CTV will account for all of the growth, with spend expecting to increase by $5.5 billion year over year in 2024 to $42.4 billion by end of 2027.

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

Increased Adoption of Digital Advertising by Small and Mid-Sized Companies. Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs necessitated by the global economic and supply chain challenges, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small to-mid-sized advertisers will continue to increase their digital spend.

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

Potential Death of Cookies Could Destabilize Small-to-Mid-Size Business Ad Market. As the advertising industry faces a potential phase out of third-party cookies, small-to-mid-sized business are starting to face greater challenges in the adoption and transition to digital. While first- party data driven by first-party cookies will still have broad-based advertising support, more robust advertising efforts could experience some level of performance degradation. Specifically, the inability to tie ad impressions to an identity could add to the list of challenges already being faced by small-to-mid-sized businesses. However, we expect that any destabilization will create significant opportunities for next-generation technology companies, including us, that can provide media buying solutions and minimize performance disruption for advertisers and agencies.

Our Customers

On the sell-side of our business, our customers (or buyers) include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 115,000 advertisers per month in 2023 compared to approximately 114,000 in 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization (“SPO”) agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

On the buy-side of our business, our customers consist of purchasers of digital advertising inventory (ad space). We serve the needs of over 230 small and mid-sized clients, consisting of advertising buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. Many advertising agencies and advertising holding companies have a decision-making function that is generally highly decentralized, such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations or “DMOs”), education, energy, consumer packaged goods (“CPG”) healthcare, financial services (including cryptocurrency technologies) and other industries. Some of the significant brands we work with on the buy-side include Visit Virginia Beach, Pigeon Forge, Emory University and City of Colorado Springs.

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

audiences. We believe our technology’s ability to tailor our efforts to our client-specific needs and inform those efforts with data and algorithmic learnings is a long-term advantage to serving this end of the market.
●	Comprehensive Processes Enhance Ad Inventory Quality and Reduce Invalid Traffic (“IVT”). We operate what we believe to be one of the most comprehensive processes in the digital advertising ecosystem to enhance ad inventory quality. In the advertising industry, inventory quality is assessed in terms of IVT, which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. Through our platform design and proactive IVT mitigation efforts, including our accredited verification partners, we address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.
●	Curated Data-Driven Sell-Side Platform to Support Customers. The Colossus SSP enables us to gather data to build and develop unique product offerings for our clients. The SSP works with strategic data partners to allow for audience curation. The ability to curate our supply allows us to serve a broad range of clients with challenging and unique advertising needs and optimize campaign performance in a way that our siloed competitors are unable to do. This model, together with our infrastructure solutions and ability to quickly access excess server capacity, helps us scale up efficiently and allows us to grow our business at a faster pace than a pure buy-side solution would.
●	High Client Retention Rate and Cross Selling Opportunities. During 2023, we had approximately 115,000 buyers on the sell-side and approximately 234 clients on the buy-side. They understand the independent nature of our platform and relentless focus on driving ROI-based results. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenues for the fiscal years ended December 31, 2023 and 2022. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
●	Growing and Profitable Business Model. For 2022 and 2023, we grew our revenue steadily and have increased our gross profit, which we believe demonstrates the power of our technology platform, the strength of our client relationships and the leverage inherent to our business model. For the years ended December 31, 2023 and 2022, our revenue was $157.1 million and $89.4 million, respectively. For the years ended December 31, 2023 and 2022, our gross profit was $37.6 million and $29.3 million, respectively.
●	Solutions for the Potential Destabilization of Advertising. As the advertising industry faces a potential phase out of third-party cookies in the future, we have begun integrating identity resolution solutions in order to provide our clients with accurate, targeted advertising without cookies. We will be investing in artificial intelligence and machine learning technology to further build out our data graph from first-party and third-party data sources and will facilitate matches and relations between the disparate sets of data.
●	Experienced Management Team. Our management team, led by our two founders, has significant experience in the digital advertising industry and with identifying and integrating acquired businesses. Specifically, our two founders, Chairman and Chief Executive Officer Mark Walker and President Keith Smith, have over 45 years of combined experience. The team has led digital marketing efforts for companies both large and small, with unique experience leading small and mid-sized companies through the challenges of transitioning platforms into the programmatic advertising space. Our Chief Technology Officer, Anu Pillai, is experienced in developing digital platforms on both the sell-side and buy-side, ranging from consumer-packaged goods (“CPG”) companies focused on e-commerce to publishers seeking to monetize their ad inventory. Our Chief Financial Officer, Diana Diaz, a former audit senior manager at Deloitte &

Touche LLP, has significant experience working as CFO of a high growth microcap public company for more than ten years as well as other CFO and leadership roles at public and nonpublic companies. Our Chief Growth Officer, Maria Lowrey, was named a top 100 Diversity Leader in Energy and has over 20 years of senior level leadership experience working across energy, home services, and steel sectors.
●	ESG-Centered Strategy. We believe our business strategy promotes the ideals of a business focused on environmental, social and governance (“ESG”) issues, with particular focus on social and governance issues. Our unique focus has already resulted in numerous partnerships with both large and small advertisers as the multicultural market continues to grow and expand. In addition, we have been designated as a top minority owned business and National Minority Supplier Diversity Council (“NMSDC”) certified to work with top Fortune 500 companies, brands and agencies to help them reach their social diversity, equity and inclusion (“DEI”) objectives and budget commitments across our media and advertising platform.

Diversity

We believe it is essential for our organization, from top to bottom, to understand and relate to the issues our clients face on both the sell-side and buy-side. Our founders are of African-American descent and founded our Company on multicultural principles designed to alleviate the challenges that buyers and publishers face accessing an expansive multicultural market. Our management team reflects the tone and tenor of our multicultural audiences and our policies on gender equality and gender pay. More than 70% of our management are women and/or identify as being from a diverse background, including all five of our executive officers. We manage our hiring processes in full compliance with applicable laws and regulations, including anti-discrimination statutes.

Environmental

Our platform requires significant amounts of information to be stored across multiple servers and we anticipate those amounts to increase significantly as we grow. We are committed to ensuring that we incorporate environmental excellence in our business mindset. Energy use, recycling practices and resource conservation are a few of the factors we take into consideration in building our technological infrastructure, selecting IT partners, and utilizing key suppliers. In the first half of 2023, we transitioned our server platform to HPE Greenlake, which is centered on environmentally-friendly operations and marketed as “Greenlake-as-a-service,” through which we promote its energy conservation principles. We opted for HPE GreenLake’s as-a-service model because it represents a shift towards supplier responsibility for the elimination of wasted infrastructure and processing capacity. Our needs are metered and monitored, providing insights that can lead to significant resource and energy efficiencies by avoiding overprovisioning and optimizing the IT refresh cycle. This enables us to bring existing equipment to the highest levels of utilization and to eliminate idling equipment that drains energy and resources, yielding both environmental and financial savings.

Our Growth Strategy

We have a multi-pronged growth strategy designed to continue to build upon the momentum we have generated so far in order to create opportunities. Our key growth strategies include our plans to:

●	Continue to expand our highly productive “on the ground” sell-side and buy-side sales teams throughout the United States, with a particular focus on markets where we believe our client base is underserved.
●	Utilize management’s experience to identify and close additional acquisition opportunities to accelerate expansion into new industry verticals, grow market share and enhance platform innovation capabilities.
●	Leverage our end-to-end product offering as a differentiating factor to win new business and cross- sell to existing clients.

●	Aggressively grow the Colossus SSP advertising inventory, including both multicultural and general inventory. We aim to increase our omni-channel capabilities to focus on highest growth content formats such as OTT/CTV audio (such as podcasts, etc.), in-app and others.
●	Continue to innovate and develop our data management platform and proprietary data graph and collect first-party data to inform decision-making and optimize client campaigns.
●	Invest in further optimization of our infrastructure and technology solutions to maximize revenue and operating efficiencies.

Revenues

We generate revenues through a broad range of offerings throughout our technology platforms. On the sell-side of our business, through our proprietary Colossus SSP, we generate revenues by enabling programmatic media buyers to buy ad inventory from our host of publishers and content creators aggregated to provide access to buyers at scale. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. As of December 31, 2023, the platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and digital out-of-home (“DOOH”). Through our platform during 2023, we processed approximately 326 billion monthly impressions across many unique audiences including multicultural audiences at scale with 41 billion, or 13%, of those impressions being diverse and multicultural- focused, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers. We provide our publishers with access to a host of media buyers on a daily basis. Our publishers, through our platform, had access to approximately 115,000 buyers of ad inventory in December 2023. We have a sales team working on behalf of our publishers to enlist more ad buyers across all media channels to generate more revenue for our publishers. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

On the buy-side of our business, our team of savvy digital strategists, skilled software developers, experienced ad buyers or traders, expert technicians and data analysts drives the execution of advertising strategies across an array of digital channels including programmatic advertising, social, paid search, mobile, native, email, video advertising, OTT/CTV, audio, DOOH and more. In the world’s constantly shifting and expanding digital landscape, where it is easy for “set it and leave it” mentalities and impersonal algorithms to steer digital advertising campaigns, our data-driven approach enables customized ROI-focused outcomes for our clients.

We have a wide variety of small and mid-sized companies representing numerous industry verticals such as travel, education, healthcare, financial services, and consumer goods and services. We are typically engaged on an “insertion order” or master services agreement, with the typical engagement driven by the campaign goals of the client. For our mid- sized clients, we typically engage on a long-term contractual basis ranging from one to five years, while our smaller clients tend to engage on a shorter duration of less than one year despite the fact that many of our smaller clients have been long-term clients well in excess of one year.

Marketing, Sales, and Distribution

Our sales organization focuses on marketing our technology solution to increase the adoption of our products by existing and new sellers and buyers. We market our products and services to sellers and buyers through our national sales team that operates from various locations across the United States. This team leverages market knowledge and expertise to demonstrate the benefits of programmatic advertising and how we can drive better performance and results for our clients. We are focused on expanding our national sales presence primarily by growing our sales personnel presence in certain states and regions around the country in which we currently operate and/or are seeking to establish a presence. We typically seek to add experienced sales personnel with an established track record and/or verifiable book of business and client relationships.

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

Buy-Side Competition

The buy-side digital advertising industry is a very competitive, fast-paced industry with ongoing technological changes, new market entrants and behavioral changes in content consumption. Over time, digital advertising expenditure has predominantly flowed through a select group of major corporations, notably Google, Meta, and Amazon, all of which maintain their advertising inventory. These entities represent formidable competition as we compete for digital advertising inventory and market demand.

Despite the dominance of large companies, there is still a large addressable market that is highly fragmented and includes many providers of transaction services with which we compete. There has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of larger companies, particularly those that are already dominant in various ways, and enabling new or stronger competitors to emerge. Based on the current focus of our competitors, there is even more pronounced opportunity for engagement in the underserved and multicultural markets on which we focus our Company’s efforts today.

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

Human Capital Resources

As of December 31, 2023, we had 90 employees, the majority of whom are full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and believe our relations with our employees are good. We promote a diverse workforce and believe that it fosters innovation and cultivates an environment filled with unique perspectives. As a result, in compliance with applicable laws and regulations, diversity and inclusion are part and parcel of our ability to meet the needs of our customers. Respect for human rights and a commitment to ethical business conduct are fundamental to our business model. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.

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

We own intellectual property related to our owned sites. We acquired the license to our proprietary Colossus SSP platform in 2022 from our third-party developer. As of December 31, 2023, we owned approximately four websites and URLs in varying stages of development to support our marketers advertising efforts. We also hold eight U.S. registered trademarks.

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

ITEM 1A.Risk Factors

Summary of Material Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:

●	Our credit facilities subject us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.

●	The substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
●	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.
●	We are currently ineligible to file new short-form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
●	If we fail to satisfy applicable listing standards, including compliance with the rules requiring timely filing of our periodic reports with the SEC, our common stock may be delisted from the Nasdaq Capital Market;
●	The restatement of our consolidated financial statements for the quarterly periods in the year ended December 31, 2023 has subjected us to a number of additional costs, risks and uncertainties;
●	High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.
●	We are subject to payment-related risks and, if our clients do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.
●	If we fail to detect advertising fraud, we could harm our reputation and hurt our ability to execute our business plan.
●	Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.
●	If the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations, and financial condition could be adversely affected.
●	Unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.
●	Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
●	Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations and financial condition.
●	Changes in legislative, judicial, regulatory or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data. Such developments could cause revenue to decline, increase the cost of data, reduce the availability of data and adversely affect the demand for our products and services.
●	Our buy-side clients include destination marketing organizations (“DMOs”), which often operate as public/private partnerships involving a national, provincial, state and local governmental entity.
●	The requirements of being a public company may strain our resources and divert our management’s attention.

●	The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be harmed.
●	A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems, could be detrimental to our business, reputation and results of operations.
●	We are a holding company and our principal asset is our equity interest in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses and dividends.
●	DDH is controlled by DDM, whose interests may differ from those of our public stockholders.
●	If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A Common Stock.

Risks Related to our Business

Our credit facilities subject us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.

Our credit facilities, as defined in Note 3 – Long-Term Debt in the Notes to Consolidated Financial Statements, contain affirmative and negative covenants that, among other things, require us to maintain a maximum net leverage ratio of 3.50 to 1.00, a minimum fixed charge coverage ratio of 1.50 (or 1.25) to 1.00, a maximum total funded debt-to-EBITDA ratio of 3.50 to 1.00 and a minimum liquidity of $1,000,000. The maximum net leverage ratio changes to 3.25 to 1.00 in 2024 and changes to 3.00 to 1.00 in 2025 with additional incremental tightening of the ratio to 2.50 to 1.00 on June 30, 2026 and thereafter until maturity of the credit facilities. The maximum total funded debt-to-EBITDA ratio changes to 3.25 to 1.00 in March 2024 and changes to 3.00 to 1.00 on June 30, 2025. These covenants may limit the amount of our borrowing available under the credit facilities, affect our ability to operate our business and may limit our ability to have sufficient funding or otherwise to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the credit facilities may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If the market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate commitments, cease making further loans, cause its loans to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.

Our ability to (1) renew our existing term credit facility, which matures on December 3, 2026, (2) renew our existing revolving credit facility, which matures on July 7, 2025 or (3) enter into any new credit facility may be limited due to various factors, including the status of our business, global credit market conditions and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs and reduce our operating flexibility.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our audited consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2023, we had cash and cash equivalents of $5.1 million and an accumulated deficit of $2.5 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Among these factors include the May 2024 pause by a sell-side customer of its connection to the Colossus SSP resulting from allegations contained in a defamatory article / blog post, which we believe was part of coordinated misinformation campaign. Our ability to continue as a going concern will depend on our ability to successfully manage costs after executing a reorganization plan on July 1, 2024, work with partners to achieve prior volume levels of sells-side revenue and obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining additional or expanded lines of credit, debt or equity financings, or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities after the closing of this offering to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to modify our business plans and operations, further cut operating costs, forego future development and other opportunities, or even terminate our operations.

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

As a result of our failure to timely file our Annual Report on Form 10-K for year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, we are currently ineligible to file new short-form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short-form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1.

As a result of the delayed filing of several of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regained and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Furthermore, the Company has several employee and director equity plans that are registered under the Securities Act of 1933, as amended, pursuant to Form S-8. Under SEC regulations, the Company’s failure to file its periodic and annual reports with the SEC resulted in the suspension of the availability of these insider equity plans during the time that these reports were not on file. For that reason, employees and directors have not been permitted to liquidate any preexisting holdings of the Company’s common stock, nor has the Company been able to issue equity retention or incentive awards. These restrictions may have adverse effects on the Company’s employees and business, which could affect our future prospects and operations.

The restatement of our consolidated financial statements for the quarterly periods in the year ended December 31, 2023 has subjected us to a number of additional costs, risks and uncertainties.

As discussed elsewhere in this Annual Report, our management determined that our consolidated financial statements for the quarterly periods in the years ended December 31, 2023 should be restated due to accounting errors resulting from the incorrect (1) accounting for, and presentation of, noncontrolling interests (“NCI”), (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of NCI, and (4) timing of the recording of the 2023 redemption of warrants. The restatement of our consolidated financial statements and the ongoing process of remediating the material weaknesses has caused us to incur substantial expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. As a result of the restatement and the change in our registered public accounting firm, we have been delayed in filing this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2024 and June 30, 2024, and there can be no assurance that we will be able to timely file our required reports for future periods. In addition, as a result of the restatement and associated non-reliance on previously issued quarterly financial statements, investors may lose confidence in our financial reporting and the price of our common stock could decline. We could also be subject to regulatory, stockholder or other actions in connection with the restatement and/or the associated material weaknesses, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting and other costs. If such proceedings arise and we do not prevail in such proceedings, we could be required to pay damages or settlement costs. The restatement and related matters could impair our reputation or could cause our stockholders or other counterparties to lose confidence in us. Any of these occurrences could adversely affect our business, financial condition and results of operations.

High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.

There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the years ended December 31, 2023 and 2022, one customer of the sell-side business represented 73% and 63% of revenues, respectively. As of December 31, 2023 and 2022, one customer of the sell-side business accounted for 83% and 80%, respectively, of accounts receivable. In 2024, we experienced a short-pay notice from this customer resulting in reduction of our 2023 revenue to the reported amount of $157 million. The Company has not been provided with information as to the reason for the short pay, and therefore has disputed it. In conjunction with the short pay, the Company recorded a charge of $8.8 million for payments made to a few publishers, primarily because of the Company’s inability to charge back the publishers for the short pay given the lack of information and related documentation supporting such transaction. We do not expect these amounts to recur in any material fashion, although there is no assurance that this or other customers will not take such action in the future.

Additionally, although we continually seek to diversify our customer base, we cannot assure you that the proportion of the revenue contribution from this customer to our total revenues will decrease in the near future. Dependence on a limited number of major customers will expose us to the risks of substantial losses and may increase our accounts receivable and extend its turn-over days if any of them reduces or even ceases business with us. Specifically, any one of the following events, among others, may cause material fluctuations or declines in our revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:

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

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Similarly, on the sell-side of our business, we contract directly with our publishers for the right to sell digital ad units, and as such we are contractually required to pay the publisher a fixed rate for digital ad units we sell to advertisers or advertising agencies, regardless of whether we are paid by the advertisers or agencies. Contracting with these parties, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with other parties such as advertisers or agencies. This credit risk may vary depending on various factors, including the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, results of operations, and financial condition. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our sell-side or buy-side platform for improper purposes, which could materially affect us. For example, our sell-side platform could be used to divert or artificially inflate advertiser purchases, or to disrupt or divert the operation of our systems and the devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings, stage cyberattacks, or for other illicit purposes. In addition, the success of our buy-side advertising business depends on our ability to deliver effective digital advertising campaigns to publishers, advertisers and agencies. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of our business, including any given digital advertising campaign, and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self- regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business, any of which could have a material adverse effect on our business, prospects or results of operations.

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

Additionally, in July 2022, Alphabet Inc.’s Google subsidiary (“Alphabet”) announced that it would delay its Chrome web browser timeline for the depreciation of cookies to 2024. In March 2021, Alphabet announced that it would not build alternate identifiers to track individuals as they browse across the web, nor would Google use them in its products. In July 2024, Google announced that it no longer plans to deprecate third-party cookies and will offer new ways to elevate user choice. These changes, and other privacy controls that may be put in place by other web companies in the future, have the potential to have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or effectiveness and value of advertising.

Unfavorable publicity and negative public perception about us or our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.

Recently our organization has been the subject of intentionally false, misleading and inaccurate statements attempting to discredit the performance and operations of the Company. We have filed a lawsuit alleging, among other things, defamation against the publisher of these statements. While we are vigorously pursuing this action, there can be no assurance that it will be resolved in our favor or that the reputation of the Company will not be materially impacted, causing clients and customers to stop conducting business with our organization, which could have a material adverse effect on our financial condition, results of operations or cash flows.

In addition, with the growth of digital advertising, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Concerns about industry practices with regard to the collection, use and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, defamatory statements, or the broader public, may harm our reputation, result in loss of goodwill and inhibit the use of our platform by current and future customers. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data-focused industries, can affect our business and results of operations, and may lead to digital publishers or our customers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data, increased consumer opt-out rates or increased private class actions, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services, subject us to liability and adversely affect our business and operating results.

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

As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices or be able to consummate any desired transactions. Our failure to identify suitable candidates or close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows. In addition, even if consummated, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, results of operations and financial condition, including risks arising from:

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

While our platform and people-based framework operates primarily in the United States, some of our operations may subject us to data privacy laws outside the United States, such as the European Union’s General Data Protection Regulation (“GDPR”) or similar legislation in the region, which prescribe a complex data protection regime including principles, rights and obligations with extraterritorial reach of EU, UK and data protection authorities of other jurisdictions. The costs of complying with (or paying any fines or penalties under) the GDPR and other foreign data privacy regulatory regimes may make our expansion into these markets less profitable or uneconomical, limiting our potential growth, and potentially adversely affecting our business, prospectus and results of operations.

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

Our work for DMOs carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

●	Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations.

●	Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients, including additional scrutiny and publicity.
●	Government contracts can be challenged by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer project implementation and revenue recognition.
●	U.S. government contracting regulations impose strict contractual, compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

The occurrences or conditions described above could affect not only our business with the DMOs and related government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material and adverse effect on our business, results of operations, and financial condition.

The requirements of being a public company may strain our resources, divert our management’s attention.

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

Portions of our business require the storage, transmission and utilization of data, including access to personal information, much of which must be maintained on a confidential basis. These activities may in the future make us a target of cyber-attacks by third parties seeking unauthorized access to the data we maintain and to which we provide access, including our customer data, or to disrupt our ability to provide service through the Colossus SSP. In addition, we may be subject to any flaws in or breaches of our customers systems. Based on the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

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

We currently serve the majority of Colossus SSP functions from third-party data center hosting facilities. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, particularly as techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, resulting in the unauthorized disclosure, modification, misuse, destruction or loss of our or our customers’ data or other sensitive information. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in operational disruptions, litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.

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

The effects of macroeconomic conditions and geopolitical events, such as economic downturns and market conditions beyond our control, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of advertisers and publishers that benefit from our platform. Economic downturns or unstable market conditions, such as those potentially created by high price inflation, increasing interest rates, health pandemics or geopolitical instability may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, results of operations, and financial condition. As we explore new countries into which we can expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate. Additionally, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have recently and may in the future lead to market-wide liquidity problems, which could also lead advertisers to decrease their advertising budgets and/or reduce their spend though our platform. This uncertainty regarding liquidity concerns in the financial services industry could adversely impact our business, our business partners, or industry as a whole in ways that we cannot predict at this time.

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

Our revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns and seasonality, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. For Colossus SSP, many advertisers devote a disproportionate amount of their advertising budgets to the third and fourth quarters of the calendar year to coincide with the annual holiday purchasing season, and buyers may spend more on advertising campaigns in the second and third quarters for seasonality and budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the second, third or fourth quarters, or reduce the amount of inventory available to advertisers during that period, such as adverse economic conditions or economic uncertainty, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the impacts of inflation, increasing interest rates and the war in Ukraine on the economy in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

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

Our revenue may be affected by market changes, new demands by publishers and buyers, removal of cookies usage from the existing value chain, new solutions and competitive pressure. Our solutions may be priced too high or too low, either of which may carry adverse consequences. We may receive requests from publishers for discounts, fee revisions, rebates and refunds, or from DSPs, agencies and advertisers for volume discounts, fee revisions and rebates. We may assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts we enter into with publishers, buyers, and partners. In addition, we may have responsibility for some acts or omissions of publishers, buyers, or partners transacting business through our platform under our contracts or under applicable laws or regulations. These responsibilities could expose us to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, publishers and buyers. Any of these developments could adversely affect our business, results of operations or financial condition. Any failure for our pricing approaches to gain acceptance could adversely affect our business, results of operations and financial condition.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

We set up campaigns on our platform using a number of available variables. While our platform includes several checks and balances, it is possible for human error to result in significant over- spending. We offer a number of protections such as daily or overall spending caps. However, despite these protections, the risk of overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a customer with a high credit limit enters an incorrect daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our customer contracts state that customers are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers and we may be unable to collect when such errors occur.

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

We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past quarterly or annual results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours. Some of these uncertainties relate to the fact that we operate in a rapidly evolving industry, which may present challenges forecasting accuracy, determining appropriate nature and levels of investments, predicting adequate future headcount, assessing appropriate returns on investments, achieving market acceptance of our existing and future offerings, managing client implementations and developing new solutions. If our assumptions regarding these uncertainties, which we regularly use and update to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We are, and may continue to be, subject to securities litigation, which is expensive and could divert management’s attention, cause harm to our reputation and result in significant damages for which we could be responsible.

We are subject to securities class action litigation, which is expensive and could divert our management’s attention, harm our reputation, and leave us liable for substantial damages. For example, on May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. These two actions have now been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. As these actions are still in the early stages, the Company cannot predict the outcome of these matters.

Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities, all of which could have a material adverse effect on our business and results of operations.

Risks Related to Legal and Regulatory Matters

Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation.

In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, including related to domestic and international anti-bribery and similar laws, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for work and allegations by our customers that we have not performed our contractual obligations.

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

We anticipate that DDH LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of DDH LLC and will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, described below, which could be significant. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information. Furthermore, our allocable share of DDH LLC’s net taxable income will increase over time as DDM redeems or exchanges its LLC Units for shares of our Class A Common Stock.

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

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, controls approximately 75.8% of the combined voting power of our common stock through its ownership of Class B Common Stock. DDM is and will, for the foreseeable future, be able to substantially influence, through its ownership position, our corporate management and affairs, and is able to control virtually all matters requiring stockholder approval. DDM is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of DDM may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, DDM may have different tax positions from us, especially in light of the Tax Receivable Agreement, which could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when DDH should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration DDM’s tax or other considerations, which may differ from the considerations of us or our other stockholders. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information.

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

Risks Related to Owning our Securities

We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial statements.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Annual Report on Form 10-K, the Company identified material weaknesses in its internal control over the completeness of revenue in 2022 (the “2022 Material Weakness”) and over a combination of deficiencies related to journal entry processes, information technology general controls (“ITGC”), and the technical evaluation of accounting matters in 2023 (the “2023 Material Weaknesses”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2022 and 2023.

In response to the 2022 Material Weakness discussed above related to 2022, the Company implemented remediation actions during 2023 that included improving its review process including the reconciliation and documentation of the demand-side platform reports to the sell-side platform data, improving contract management and review processes, engaging outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting, identifying and documenting the risk assessment and internal controls, and testing the effectiveness of the design of our internal controls. Upon completion of these efforts, the Company concluded that the 2022 Material Weakness had been remediated as of December 31, 2023.

In 2023, the Company engaged consultants to assist with identifying and testing the design of control over business processes as well as ITGC. This project was completed in the first quarter of 2024. Upon completion of its testing of the design and operation of key internal controls, the Company also performed an assessment of whether any identified control deficiencies in 2023 were significant individually or on an aggregate basis. The Company determined that a combination of control deficiencies related to journal entry processes, ITGC and the technical evaluation of accounting matters indicated that material weaknesses existed as of the end of December 31, 2023.

The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over the journal entry processes, ITGC and the technical evaluation of accounting matters associated with the 2023 Material Weaknesses and remediate these material weaknesses. If these remedial measures are insufficient to address the 2023 Material Weaknesses, or if additional material weaknesses in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. In addition, if we are unable to successfully remediate the 2023 Material Weaknesses, our ability to produce timely and accurate financial statements, and comply with applicable laws and regulations will be impaired. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek additional amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Failure to produce timely and accurate financial statements could also impair our access to the capital markets and/or materially and adversely impact the trading price of our Class A Common Stock.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Class A Common Stock.

If we fail to satisfy applicable listing standards, including compliance with the rules requiring timely filing of our periodic reports with the SEC, our common stock may be delisted from the Nasdaq Capital Market.

On April 17, 2024, May 21, 2024 and August 21, 2024, we received notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) regarding the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (such reports, “Delinquent Filings”), respectively, with the SEC. The Company submitted a plan to Nasdaq to regain compliance with respect to the Delinquent Filings, and Nasdaq granted the Company an exception until October 14, 2024 to evidence compliance with the rule requiring filing of our periodic reports. Neither the notices from Nasdaq nor the Company’s non-compliance with the rule has an immediate effect on the listing or trading of the Company’s securities on Nasdaq, which currently continues to trade on The Nasdaq Capital Market under the symbol “DRCT.” The Company continues to work diligently to complete and file the Delinquent Filings with the SEC and thereby regain compliance with the Rule as soon as practicable.

There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Class A Common Stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:

●	changes in demand for our platform, including related to the seasonal nature of spending on digital advertising campaigns;
●	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services;

●	changes in our customer base and platform offerings;
●	the addition or loss of customers;
●	changes in advertising budget allocations, agency affiliations or marketing strategies;
●	changes to our product, media, customer or channel mix;
●	changes and uncertainty in the regulatory environment for us, advertisers or publishers;
●	changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
●	changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
●	disruptions or outages on our platform or by or through third party intermediaries used by our platform;
●	the introduction of new technologies or offerings by our competitors;
●	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
●	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
●	the length and unpredictability of our sales cycle; and
●	costs related to acquisitions of businesses or technologies, or employee recruiting.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may, from time to time, fall below our estimates or the expectations of analysts and investors.

The trading price of the shares of our Class A Common Stock has been volatile, and purchasers of our Class A Common Stock could incur substantial losses.

Technology stocks historically have experienced high levels of volatility. The trading price of our Class A Common Stock may fluctuate substantially. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A Common Stock. Factors that could cause fluctuations in the trading price of our Class A Common Stock include the following: volatility in the market price of companies in our industry; announcements of new solutions or technologies by us or our competitors; overall stock market fluctuations; changes in customer or investor perception; litigation or regulatory activity; or departures of key employees.

We are a “controlled company” for purposes of the Nasdaq Marketplace Rules and, as a result, qualify for, and may rely on, exemptions and relief from certain corporate governance requirements. If we rely on these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, beneficially owns approximately 75.8% of the combined voting power of our Class A and Class B Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

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

General Risks

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period as shown in the financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ from these estimates. We base our estimates on past experiences, market conditions, and other assumptions that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We use estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances and fair values of assets and liabilities acquired in business combinations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.Cybersecurity

Cybersecurity Risk Management and Strategy

All companies utilizing technology are subject to cybersecurity threats. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, extortion, harm to employees or customers and violation of data privacy or security laws. We aim to incorporate best practices throughout our cybersecurity program. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees to help identify, avoid, and mitigate cybersecurity threats; policy regarding cybersecurity; mechanisms to detect and monitor unusual network activity; and containment and incident response procedures. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls.

In the event of an incident, we intend to follow our detailed incident response policy and procedure, which outlines the steps to be followed from incident detection to mitigation, including notifying functional areas (e.g. legal), as well as senior leadership and the board of directors, as appropriate. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. Any significant disruption to our service or access to our systems could affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. For more information regarding risks surrounding cybersecurity, please see “Risk Factors” of this Annual Report on Form 10-K.

In the past two fiscal years, we have not identified any risks from cybersecurity threats that have materially affected (or are reasonably likely to materially affect) our business, results of operations, or financial condition. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business, results of operations, or financial condition.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management team. Our board of directors have ultimate oversight regarding our cybersecurity with our audit committee specifically assisting the board of directors in the role of risk oversight by regularly reviewing cybersecurity matters and reporting to the board of directors. The Company’s Chief Technology Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters. Cybersecurity risk matters are reflected on reports and updates to operations management, senior management and our audit committee on a quarterly basis. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. To aid the board of directors with its cybersecurity and data privacy oversight responsibilities, the board of directors periodically hosts experts for presentations on these topics. For example, in 2023, management hosted an expert during the annual board of directors’ retreat to discuss developments in the cybersecurity threat landscape. Our board of directors also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Anu Pillai, our Chief Technology Officer, leads our cybersecurity efforts. She has been serving in her current role since March 2021. Anu has over 20 years of experience serving companies across multiple industries in senior management roles, within information technology and as such has developed substantial experience in cybersecurity, among other areas. Team members who support our Chief Technology Officer have similar broad experience and expertise in information security, including cybersecurity.

ITEM 2.Properties

Our headquarters are located in Houston, Texas, where we occupy a facility with approximately 7,400 square feet under a lease that expires in February 2030. We have permanent offices and/or a co-work office presence in two other office locations across the United States: Austin and New York. These offices or workspaces are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.

ITEM 3.Legal Proceedings

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of the date hereof, except as set forth below, we are not a party to any material legal or administrative proceedings nor are there any proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.

On May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. On May 14, 2024, the Company filed a lawsuit against the author of the defamatory article and is vigorously pursuing its rights. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is traded on The Nasdaq Capital Market under the symbol “DRCT.”

Holders

As of October 11, 2024, there were four holders of record of our outstanding Class A Common Stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records. A substantially greater number of holders of our Class A Common Stock are beneficial owners of common stock whose shares are held in the names of banks, brokers, dealers or clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings for the operation of our business and we do not currently intend to pay any cash dividends on our Class A Common Stock in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On August 29, 2023, the Company commenced an offer to purchase (the “Tender Offer”) all of its outstanding publicly traded warrants to purchase shares of its Class A Common Stock at a purchase price of $1.20 in cash, without interest. The Tender Offer expired at one minute after 11:59 PM, Eastern Time on September 28, 2023. The Company accepted all validly tendered warrants for purchase and settlement on October 2, 2023. As a result of the Tender Offer, a total of 2,213,652 warrants were tendered and not validly withdrawn prior to the expiration of the Tender Offer for a total purchase price of approximately $2.7 million.

On October 23, 2023, the Company distributed a notice of redemption to the registered holders of the remaining outstanding warrants announcing the redemption of those warrants for a cash redemption price of $0.35 per warrant. The redemption closed on October 30, 2023, and all remaining 1,004,148 warrants were purchased for an aggregate price of approximately $0.4 million.

During the three months ended December 31, 2023, purchases of warrants were as follows:

			Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Warrants That May Yet Be Purchased Under the Plans or Programs
Period	Total Number of Warrants Purchased	Average Price Paid per Warrant
October 1, 2023 through October 31, 2023	3,217,800	$0.93	3,217,800	-
November 1, 2023 through November 30, 2023	-	-	-	-
December 1, 2023 through December 31, 2023	-	-	-	-
Total	3,217,800	$0.93	3,217,800	-

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:

●	the restrictions and covenants imposed upon us by our credit facilities;
●	the substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
●	our ability to secure additional financing to meet our capital needs;
●	ineligibility to file short-form registration statements on Form S-3, which may impair our ability to raise capital;
●	failure to satisfy applicable listing standards of the Nasdaq Capital Market resulting in a potential delisting of our common stock;
●	costs, risks and uncertainties related to the restatement of certain prior period financial statements;
●	any significant fluctuations caused by our high customer concentration;
●	risks related to non-payment by our clients;
●	reputational and other harms caused by our failure to detect advertising fraud;

●	operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
●	restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;
●	unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
●	our failure to manage our growth effectively;
●	the difficulty in identifying and integrating any future acquisitions or strategic investments;
●	any changes or developments in legislative, judicial, regulatory or cultural environments related to information collection, use and processing;
●	challenges related to our buy-side clients that are destination marketing organizations and that operate as public/private partnerships;
●	any strain on our resources or diversion of our management’s attention as a result of being a public company;
●	the intense competition of the digital advertising industry and our ability to effectively compete against current and future competitors;
●	any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
●	as a holding company, we depend on distributions from Direct Digital Holdings, LLC (“DDH LLC”) to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and any amount of any dividends we may pay to the holders of our common stock;
●	the fact that DDH LLC is controlled by DDM, whose interest may differ from those of our public stockholders;
●	any failure by us to maintain or implement effective internal controls or to detect fraud; and
●	other factors and assumptions discussed in this Annual Report on Form 10-K under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

Overview

Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions intended for underserved and less efficient markets on both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager of DDH LLC, which operates the business formed in 2018 through the acquisition of Colossus Media, LLC (“Colossus Media”), a sell-side marketing platform, and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”), a buy-side marketing platform.

In late September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, education, healthcare, financial services, consumer products and other sectors with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

	Current %	Business
Subsidiary	Ownership	Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	100.0%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100.0%	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	100.0%	Buy-side	November 13, 2012	June 21, 2018
Direct Digital Holdings, LLC (1)		N/A	June 21, 2018	February 15, 2022
(1)	DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of December 31, 2023, DDH owns 24.2% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our consolidated financial statements.

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™ (“Colossus SSP”). Colossus SSP is a stand-alone sell-side platform (“SSP”) intended to deliver targeted advertising to diverse and multicultural audiences, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers, as well as general audiences. Both buy-side advertising businesses, Orange 142 and Huddled Masses, offer technology-enabled advertising solutions and consulting services to clients through demand side platforms (“DSPs”).

Providing both the front-end, buy-side advertising businesses coupled with our proprietary sell-side operations enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of allocating resources and assessing performance. Our CODM is our Chairman and Chief Executive Officer. We operate as two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. All our revenues are attributable to the United States.

The table below summarizes the financial highlights of our business (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$157,110	$89,360
(Loss) income from operations	$(2,185)	$7,979
Net (loss) income	$(6,844)	$4,167
Adjusted EBITDA (2)	$2,393	$10,169
Net cash provided by operating activities	$2,558	$2,064
(2)	For a definition of Adjusted EBITDA, a non-GAAP financial measure, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, please see “– Non-GAAP Financial Measures.”

Recent Developments

Nasdaq Rule Noncompliance.

On April 17, 2024, May 21, 2024 and August 21, 2024, we received notices from the Listing Qualifications Department of Nasdaq regarding the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, respectively, with the SEC. The Company submitted a plan to Nasdaq to regain compliance with respect to the Delinquent Filings, and Nasdaq granted the Company an exception until October 14, 2024 to evidence compliance with the rule requiring filing of our periodic reports. Neither the notices from Nasdaq nor the Company’s non-compliance with the rule has an immediate effect on the listing or trading of the Company’s securities on Nasdaq, which currently continues to trade on The Nasdaq Capital Market under the symbol “DRCT.” The Company continues to work diligently to complete and file the remaining Delinquent Filings with the SEC and thereby regain compliance with the Rule as soon as practicable.

Relationship with Sell-Side Customer.

On May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. On May 14, 2024, the Company filed a lawsuit against the author of the defamatory article and is vigorously pursuing its rights. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.

Key Factors Affecting Our Performance

We believe our growth and financial performance are dependent on many factors, including those described below.

Sell-side advertising business

Increasing revenue from customers through increased advertising spend from buyers

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 115,000 advertisers per month in 2023 compared to approximately 114,000 in 2022. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.

We also strive to retain existing publishers and add new publishers. Establishing multiple header bidding integrations by leveraging our technology capabilities allows us to maximize our access to publishers’ ad formats, devices and various properties that a publisher may own. We may also up-sell additional products including our header bidding management, identity, and audience solutions. We enter into master service agreements with our publishers which, among other terms, set a fixed rate for content to be sold on Colossus SSP. Our strategy on the sell-side advertising business represents growth potential, and we believe we are well positioned to be able to bring underserved multicultural publishers into the advertising ecosystem, thereby increasing our value proposition across all customers, including large advertisers and agencies.

Monetizing ad impressions for publishers and buyers

We curate advertisers and increase access to publishers with valuable ad impressions. We focus on monetizing digital impressions by coordinating daily real-time auctions and bids. The publisher makes its ad inventory available on Colossus SSP and invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from Colossus SSP. In case of real-time bidding (“RTB”) media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid and pay the second highest price for the winning impression to serve the ads. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.

Enhancing ad inventory quality

In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. Through our platform design and proactive IVT mitigation efforts, we address and minimize IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end; direct publisher and inventory relationships, for supply path optimization; and ongoing campaign and inventory performance review, to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions

Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the year ended December 31, 2023, we processed approximately 7.9 trillion bid requests, up 134% from 2022 when we processed 3.4 trillion bid requests.

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

We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase productivity of our organization. In the first half of 2023, we transitioned our server platform to HPE Greenlake, which provides increased capacity, faster response time, and expansion capabilities to align with growth in our business.

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

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, in our sell-side advertising segment, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our sell-side revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Buy-side advertising business

New Customer Acquisitions

On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of approximately 234 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), education, energy, consumer packaged goods, healthcare, financial services (including cryptocurrency technologies) and other industries.

We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.

Expand Sales to Existing Customers

Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue during the year ended December 31, 2023. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

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

Increased Adoption of Digital Advertising by Small-and Mid-Sized Companies

Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small-to-mid-sized advertisers will continue to increase their digital spend.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. Historically, for our buy-side advertising segment, the second and third quarters of the year reflect our highest levels of advertising activity and the first quarter reflects the lowest level of such activity. We expect our buy-side revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Components of Our Results of Operations

Revenues

For the sell-side advertising segment, we generate revenue by selling advertising inventory (digital ad units) that we purchase from publishers to advertisers through a process of monetizing ad impressions on our proprietary sell-side programmatic platform operating under the trademarked banner Colossus SSP. For the buy-side advertising segment, we generate revenue from customers that enter into agreements with us to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features.

In connection with our analysis of principal vs agent considerations, we have evaluated the specified goods or services and we considered whether we control the goods or services before they are provided to the customer including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are a principal for the goods or services sold through both our sell-side advertising segment and our buy-side segment because we control the specified good or service before it is transferred to the customer and we are the primary obligor in the agreement with the publisher (sell-side) or customer (buy-side). Therefore, we report revenue on a gross basis inclusive of all supplier costs. We pay suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Our revenue recognition policies are discussed in more detail under “Critical Accounting Estimates and Related Policies.”

Cost of revenues

For cost of revenues for our sell-side advertising segment, we pay publishers a fee, which is typically a percentage of the value of the ad impressions monetized through our platform. Cost of revenues consists primarily of publisher media fees and data center co-location costs. Media fees include the publishing and real time bidding costs to secure advertising space. For the buy-side advertising segment, cost of revenues consists primarily of digital media fees, third-party platform access fees, and other third-party fees associated with providing services to our customers.

Operating expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance, and amortization expense related to our intangible assets); and other expense (including transactions that are unusual in nature or which are occurring infrequently).

Other expense, net

Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.

Interest expense. Interest expense is mainly related to our debt as further described below in “—Liquidity and Capital Resources.” In connection with the acquisition of Orange 142, we issued mandatorily redeemable non-participating preferred A and B units, and in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the value of these units was classified as a liability, and the corresponding distributions were recognized as interest expense for the year ended December 31, 2022. The preferred A and B units were dully redeemed as of February 2022.

Loss on early termination of line of credit. In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Silicon Valley Bank (“SVB”), which provided for a revolving credit facility (the “Credit Facility”). In March 2023, we issued a notice of termination and recognized a loss on the write-off of the deferred financing fees.

Loss on redemption of non-participating preferred units. In February 2022, we redeemed the non-participating Class B Preferred Units and recognized a loss on the redemption of $0.6 million in connection with the write-off of the fair value associated with the units.

Forgiveness of Paycheck Protection Program Loan. During the fiscal year ended December 31, 2021, we obtained loans pursuant to the Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”). Forgiveness of PPP loans is recognized as a gain in the period it is granted. In March 2021, DDH LLC received the proceeds of $0.3 million. On April 11, 2022, this balance was forgiven.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
Revenues
Sell-side advertising	$122,434	$60,011	$62,423	104%
Buy-side advertising	34,676	29,349	5,327	18%
Total revenues	157,110	89,360	67,750	76%

Cost of revenues
Sell-side advertising	105,733	49,599	56,134	113%
Buy-side advertising	13,803	10,439	3,364	32%
Total cost of revenues	119,536	60,038	59,498	99%

Gross profit	37,574	29,322	8,252	28%

Operating expenses	39,759	21,343	18,416	86%
(Loss) income from operations	(2,185)	7,979	(10,164)	(127)%
Other expense, net	(4,091)	(3,486)	(605)	17%
(Loss) income before income taxes	(6,276)	4,493	(10,769)	(240)%
Income tax expense	568	326	242	74%
Net (loss) income	$(6,844)	$4,167	$(11,011)	(264)%
Adjusted EBITDA (1)	$2,393	$10,169	$(7,776)	(76)%
(1)	For a definition of Adjusted EBITDA, a non-GAAP financial measure, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues

Our revenues of $157.1 million in 2023 increased by $67.8 million, or 76%, from $89.4 million in 2022. Sell-side advertising revenue increased $62.4 million, or 104%, while buy-side revenue increased $5.3 million, or 18%, over fiscal year 2022. The increase in our sell-side advertising revenue was primarily due to a continued increase in impression inventory, as well as increased publisher engagement across both general market and underrepresented publisher communities. This was partially offset by a short-pay notice we received from a customer, resulting in a reduction of our 2023 revenue to the reported amount of $157 million. The Company has not been provided with information as to the reason for the short pay, and therefore has disputed it. In conjunction with the short pay, the Company recorded a charge of $8.8 million for payments made to a few publishers, primarily because of the Company’s inability to charge back the publishers for the short pay given the lack of information and related documentation supporting such transaction. We do not expect these amounts to recur in any material fashion, although there is no assurance that customers will not take such action in the future. The Company sold approximately 4.2 billion average monthly impressions over the year ended December 31, 2023, an increase of 272% from the prior period. For the year ended December 31, 2023, the Company processed approximately 326 billion average monthly impressions through its sell-side advertising segment, an increase of 193% from the prior period. The increase in our buy-side advertising revenue was due to expanded spending from our existing customer base.

Cost of Revenues

Consistent with the increase in gross sales across both platforms, cost of revenues of $119.5 million in 2023 increased by $59.5 million, or 99% from $60.0 million in 2022. Sell-side advertising cost of revenues increased $56.1 million, to $105.7 million, or 86% of revenue for the year ended December 31, 2023, compared to $49.6 million, or 83% of revenue, for the same period in 2022. The increase in costs was primarily due to the related increase in revenue, while the 3% increase as a percentage of revenue was due to an increase in fixed costs of approximately $1.6 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs. We expect these higher costs to continue in future fiscal periods. Buy-side advertising cost of revenues increased $3.4 million, to $13.8 million, or 40% of revenue for the year ended December 31, 2023, compared to $10.4 million, or 36% of revenue, for the same period in 2022.

Gross Profit

Gross profit was $37.6 million in 2023, or 24% of revenue, compared to $29.3 million, or 33% of revenue, in 2022, reflecting an increase of $8.3 million or 28%. The change in margin for the year ended December 31, 2023 is attributable to the mix in revenue between our business segments as our faster-growing sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional fixed costs related to an increase in server capacity.

Sell-side advertising gross profit increased $6.3 million for the year ended December 31, 2023 as compared to prior year, primarily due to the increase in revenue. Sell-side advertising gross margin was 14% and 17% for the years ended December 31, 2023 and 2022, respectively. Sell-side gross margin in 2023 was negatively impacted by additional fixed costs of approximately $1.6 million incurred in the year ended December 31, 2023, related to an increase in server capacity to support our growth. About half of these incremental costs are expected to continue through March 2024. Buy-side advertising gross profit increased $2.0 million for the year ended December 31, 2023, as compared to the same period in the prior year, primarily due to the increase in revenue. Buy-side advertising gross margin was 60% and 64% for the years ended December 31, 2023 and 2022, respectively. Buy-side gross margin decreased in 2023 to a level the Company believes is sustainable reflecting strategic efforts by the Company to ensure customer retention and increase revenue per customer.

Operating Expenses

The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
Compensation, taxes and benefits	$17,730	$14,124	$3,606	26%
General and administrative	13,199	7,219	5,980	83%
Other expense	8,830	—	8,830	nm %
Total operating expenses	$39,759	$21,343	$18,416	86%

nm – not meaningful

Compensation, taxes and benefits

Compensation, taxes and benefits of $17.7 million, increased by $3.6 million in 2023, or 26%, from $14.1 million in 2022. The increase is due to headcount additions primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure, bonus expense and severance of $0.3 million. In connection with our initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to our employees, consultants and non-employee directors. On June 10, 2022, March 20, 2023 and June 10, 2023, our board of directors granted stock options and restricted stock units (“RSUs”) to certain of our employees and non-employee directors. The increase in compensation, taxes and benefits expense related to stock options and RSUs granted was $2.2 million for the year ended December 31, 2023, including $1.4 million accrued but not yet granted stock-based compensation associated with the 2023 bonus program. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative

General and administrative (“G&A”) expenses of $13.2 million in 2023 increased from $7.2 million in 2022. G&A expenses as a percentage of revenue was 8% for both 2023 and 2022. The increase in G&A costs during the year ended December 31, 2023 was primarily due to costs associated with our transition to and operation as a public company beginning in February 2022. During the year ended December 31, 2023, we incurred higher professional fees, sales and marketing expenses and travel expenses. We also completed the transition of our servers for Colossus Media to HPE Greenlake and incurred higher consulting and transition costs for this one-time project. This project contributed to $0.3 million of the increase in G&A costs during the year ended December 31, 2023. We expect to continue to invest in and incur additional expenses associated with our transition to operating as a public company, including increased professional fees, investment in automation and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other expense

The Company received a short pay notice from a sell-side customer in 2024 resulting in reduction of our 2023 revenue to the reported amount of $157 million. In conjunction with the short pay, the Company recorded a charge of $8.8 million for payments made to a few publishers. The Company has not been provided with information as to the reason for the short pay, and therefore has disputed the short pay. We do not expect these amounts to recur in any material fashion, although there is no assurance that customers will not take such action in the future.

Other Expense, Net

The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
Interest expense	$(4,378)	$(3,231)	$(1,147)	35%
Loss on early termination of line of credit	(300)	—	(300)	nm	%
Revaluation of tax receivable agreement liability	331	—	331	nm	%
Loss on redemption of non-participating preferred units	—	(590)	590	nm	%
Forgiveness of Paycheck Protection Program loan	—	287	(287)	nm	%
Other income	256	48	208	433%
Total other expense, net	$(4,091)	$(3,486)	$(605)	17%

nm – not meaningful

Other expense, net for the year ended December 31, 2023 primarily consists of $4.4 million of interest expense and $0.3 million related to the loss on early termination of the line of credit with SVB, partially offset by the non-cash revaluation of the tax receivable agreement liability and other income. Other expense, net for the year ended December 31, 2022 is comprised of $3.2 million of interest expense and $0.6 million associated with the loss on the early redemption of DDH LLC’s previously outstanding Class B Preferred Units partially offset by forgiveness of the PPP loan and other income.

Interest expense increased for the year ended December 31, 2023 to $4.4 million, compared to $3.2 million for the year ended December 31, 2022. The increase in interest expense in the period is due to additional net borrowings of $5.8 million in 2023 under the Company’s credit facilities, as well as higher interest rates.

Liquidity and Capital Resources

Going Concern

As discussed in Note 9 of our consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer, (2) reported an accumulated deficit of $2.5 million as of December 31, 2023, (3) reported cash and cash equivalents of $5.1 million as of December 31, 2023, (4) has borrowed $3.0 million and $9.7 million as of December 31, 2023 and the date of this report, respectively, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary relief from debt covenants (see Note 3 – Long-Term Debt to the Company’s audited financial statements) while rebuilding sell-side volumes, (3) raising capital through arrangements with various providers, and (4) regaining compliance with respect to delinquent SEC filings which will allow the Company to access the capital markets as well as other financing sources. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

Sources of Liquidity

The following table summarizes our cash and cash equivalents, working capital, and availability under our Credit Agreement (as defined below) on December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$5,116	$4,047
Working capital	$3,280	$6,712
Availability under Credit Agreement	$7,000	$—

To fund our operations and service our debt thereafter and depending on our growth and results of operations, we may raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any future equity or debt financings may be on terms which are not favorable to us. As our credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.

Credit Facilities

Lafayette Square

On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility originally bore interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility was determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio was greater than 4.00 to 1.00. On June 1, 2023, as originally contemplated under the 2021 Credit Facility, the Company entered into an agreement with Lafayette Square to convert the existing LIBOR based rate to a Term Secured Overnight Financing Rate (“SOFR”) with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment (as defined below), the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.

Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility (the “Fourth Amendment”) and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 – Stockholders’ Equity and Stock-Based Compensation in the notes to the consolidated financial statements. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.

Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $137,000 from January 1, 2022 through December 31, 2023, and each installment payment thereafter until maturity is $275,000. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan.

Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15,000,000.

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of December 31, 2023, the Company owed a balance on the 2021 Credit Facility of $28.6 million. Additional deferred financing costs of less than $0.1 million and $0.5 million were incurred during the year ended December 31, 2023 and 2022, respectively. Unamortized deferred financing costs as of December 31, 2023 and 2022 were $1.7 million and $2.1 million, respectively. Accrued and unpaid interest was $0 as of December 31, 2023 and 2022. The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain a net leverage ratio of no more than 3.50 to 1.00 as of December 31, 2021 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025, 3.00 to 1.00 as of June 30, 2025 and September 30, 2025, with incremental tightening of the ratio to 2.50 to 1.00 as of June 30, 2026 and thereafter through maturity. Prior to entering to the Fifth Amendment, the 2021 Credit Facility also required the Company to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of December 31, 2023. With the Fifth Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this annual report.

On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment to the Term Loan and Security Agreement (the “Fifth Amendment”) which among other things, (1) defers quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) requires that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allows proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provides for one-month and three-month interest periods, (5) replaces the calculation of the consolidated total net leverage ratio with a consolidated total leverage ratio for purposes of calculating the applicable margin and the financial covenant and (6) replaces the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with the following:

As of	Minimum TTM* EBITDA ($ in millions)	Minimum Liquidity ($ in millions)	Maximum Consolidated Total Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2024	n/a	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a
March 31, 2025	$5.5	$2.0	n/a	n/a
June 30, 2025	$7.5	$2.0	n/a	1.50 to 1.00
September 30, 2025	n/a	$2.0	4.25 to 1.0	1.50 to 1.00
December 31, 2025	n/a	$2.0	4.00 to 1.0	1.50 to 1.00
March 31, 2026	n/a	$2.0	3.75 to 1.0	1.50 to 1.00
June 30, 2026	n/a	$2.0	3.50 to 1.0	1.50 to 1.00
September 30, 2026	n/a	$2.0	3.25 to 1.0	1.50 to 1.00

*TTM = Trailing Twelve Months

2023 Revolving Line of Credit - East West Bank

On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”), with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10 million, subject to a borrowing base determined based on eligible accounts, and an up to $5 million uncommitted incremental revolving facility. Loans under the Credit Agreement mature on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month Term SOFR rate and as determined by EWB on the first day of the applicable interest period, plus 0.10% (10 basis points), plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.

At the Company’s option, the Company may at any time prepay the outstanding principal balance of the Credit Agreement in whole or in part, without fee, penalty or premium. All accrued but unpaid interest on outstanding advances under the Credit Agreement are payable in monthly installments on the last day of each monthly interest period until the Maturity Date when the then-outstanding principal balance of the advances and all accrued but unpaid interest thereon becomes due and payable. The obligations under the Credit Agreement are secured by all or substantially all of the borrowers’ assets.

Prior to entering into the Third Amendment (as defined below), the Company was required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of no more than 3.50 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025 and 3.00 to 1.00 as of June 30, 2025 and thereafter through maturity; and (iii) a liquidity covenant requiring the Company to maintain minimum liquid assets at all times (calculated in the manner provided for in the Credit Agreement), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1,000,000. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. The Company was in compliance with all the financial covenants under the Credit Agreement as of December 31, 2023. With the Third Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this annual report.

On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) which, among other things, (1) provides that the Company will make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) requires the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) requires the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) requires the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) requires the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025, and (6) replaces the financial covenants under the Credit Agreement, effective as of June 30, 2024, with the following:

As of	Minimum TTM(1) EBITDA ($ in millions)	Minimum Liquid Assets ($ in millions)	Maximum Total Funded Debt to EBITDA Leverage Ratio	Minimum Fixed Charge Coverage Ratio	Revolving Credit Availability (as of each month end)
June 30, 2024	n/a	$1.0	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a	1.0 to 1.0(2)
March 31, 2025	$5.5	$2.0	n/a	n/a	1.5 to 1.0(3)
June 30, 2025	$7.5	$2.0	n/a	1.25 to 1.00	2.0 to 1.0(4)

(1)TTM = Trailing Twelve Months
(2)Beginning November 30, 2024
(3)Beginning January 31, 2025
(4)Beginning April 15, 2025

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

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the year ended December 31, 2023, the Company incurred $0.3 million of deferred financing costs associated with the Credit Agreement. As of December 31, 2023, there was $3.0 million outstanding under the Credit Agreement.

The collateral securing the obligations under the 2021 Credit Facility and the Credit Agreement is subject to intercreditor agreements between Lafayette Square and EWB.

Historical Cash Flows:

The following table sets forth our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$2,558	$2,064
Net cash used in investing activities	(178)	(688)
Net cash used in financing activities	(1,311)	(2,013)
Net increase (decrease) in cash and cash equivalents	$1,069	$(637)

Our cash and cash equivalents at December 31, 2023 were held for working capital and general corporate purposes. The increase in cash and cash equivalents compared with December 31, 2022, primarily resulted from $2.6 million in cash flows from operating activities partially offset by $0.2 million in cash flows used for investing activities and $1.3 million in cash flows used for financing activities.

Operating Activities

Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

In 2023, net cash flows provided by operating activities were $2.6 million and consisted of net loss of $6.8 million, $4.7 million in adjustments for non-cash and non-operating items and $4.7 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $3.0 million, stock-based compensation expense of $0.7 million and $0.6 million of deferred tax expense.

The $4.7 million increase in cash resulting from changes in working capital primarily consisted of $16.2 million increase in accounts payable partially offset by an $11.3 million increase in accounts receivable. The increase in accounts receivable and accounts payable is mainly due to growth in the business as well as the $8.8 million non-recurring publisher payment recorded as accounts payable as of December 31, 2023.

In 2022, net cash flows provided by operating activities were $2.1 million and consisted of net income of $4.2 million, $3.3 million in adjustments for noncash and non-operating items and $5.4 million of cash flows used for working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $2.7 million, stock-based compensation expense of $0.2 million, loss on redemption of non-participating preferred units of $0.6 million, partially offset by $0.3 million from forgiveness of PPP loan.

The $5.2 million decrease in cash resulting from changes in working capital primarily consisted of a $18.5 million increase in accounts receivable partially offset by a $2.6 million increase in accrued expenses such as payroll and payroll related expenses and $11.0 million increase in accounts payable. The increase in accounts receivable and accounts payable is mainly due to the growth in the business.

Investing Activities

Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements.

In 2023, net cash flows used in investing activities of $0.2 million were primarily related to development of internal-use software.

In 2022, net cash flows used in investing activities of $0.7 million were primarily related to acquiring the license to the Company’s proprietary Colossus SSP platform (see Note 10 – Property, equipment and software, net).

Financing Activities

In 2023, net cash used in financing activities was $1.3 million mainly resulting from $3.2 million of distributions to holders of LLC Units, $3.5 million paid to acquire and redeem warrants, $0.7 million paid on term loan and $0.6 million deferred financing costs partially offset by $3.0 million net draws on the Credit Agreement and $3.6 million proceeds from 2021 Credit Facility utilized for the warrant redemption.

In 2022, net cash used in financing activities was $2.0 million mainly resulting from: $1.7 million of distributions to holders of LLC Units, $7.0 million paid to redeem non-participating preferred units, $7.2 million paid to redeem common units, $1.0 million paid on term loan and line of credit partially offset by $11.1 million proceeds from issuance of common stock in the initial public offering and $4.3 million proceeds from the 2021 Credit Facility.

Contractual Obligations and Future Cash Requirements

As of December 31, 2023, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $1.5 million in 2024, $4.5 million in 2025, $25.7 million in 2026, less than $0.1 million in 2027, less than $0.1 million in 2028, and $0.1 million thereafter, assuming we do not refinance our indebtedness, enter into a new revolving credit facility or make any further draws under the revolving facility. The leases will require minimum payments of $0.2 million in 2024, $0.2 million in 2025, $0.2 million in 2026, $0.2 million in 2027, $0.2 million in 2028 and $0.2 million thereafter. As of December 31, 2023, we had cash and cash equivalents of $5.1 million. Based on projections of revenue and operating results in the coming year, the available cash held by the Company and the amounts the Company may borrow under the Credit Agreement, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for revaluation of tax receivable agreement liability, loss on early termination of line of credit, forgiveness of PPP loan, loss on redemption of non-participating preferred units, and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net (loss) income [1]	$(6,844)	$4,167
Add back (deduct):
Interest expense	4,378	3,231
Amortization of intangible assets	1,954	1,954
Stock-based compensation	706	154
Stock-based compensation accrued but not yet granted	1,409	—
Depreciation and amortization of property, equipment and software	253	34
Loss on early termination of line of credit	300	—
Income tax expense	568	326
Revaluation of tax receivable agreement liability	(331)	—
Forgiveness of Paycheck Protection Program loan	—	(287)
Loss on redemption of non-participating preferred units	—	590
Adjusted EBITDA	$2,393	$10,169

__________________

[1] During the years ended December 31, 2023 and 2022, we recorded one-time severance charges of approximately $0.3 million and $0.7 million, respectively. During the year ended December 31, 2023, we recorded a charge in the amount of $8.8 million for payments made in 2024 to a few publishers for which the related sell-side revenue for 2023 was short paid by a sell-side customer. See further discussion in Note 9 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

●	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, revaluation of tax receivable agreement liability, and certain one-time items such as acquisition transaction costs, losses from early termination or redemption of credit agreements or preferred units and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
●	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and
●	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of this non-GAAP financial measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP.

Critical Accounting Estimates and Related Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company uses estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances, stock-based compensation and fair values of assets and liabilities acquired in business combinations.

Revenue recognition

The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 of our consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform.

For the sell-side advertising segment, the Company generates revenue by selling advertising inventory (digital ad units) that the Company purchases from publishers to advertisers through a process of monetizing ad impressions on the Company’s proprietary sell-side programmatic platform operating under the trademarked banner Colossus SSP. For the buy-side advertising segment, the Company generates revenue from customers that enter into agreements with the Company to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features.

In connection with the Company’s analysis of principal vs agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold through both the Company’s sell-side advertising segment and buy-side segment because the Company controls the specified good or service before it is transferred to the customer and the Company is the primary obligor in the agreement with customers. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Sell-side advertising

The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic SSP. The Company refers to its publishers, app developers, and channel partners collectively as its “publishers”. The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue at a point in time when an ad is delivered or displayed in response to a winning bid request from ad buyers.

Buy-side advertising

The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.4 million and $0.5 million as of December 31, 2023 and 2022, respectively. Revenue recognized during 2023 and 2022 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.5 million and $1.3 million, respectively.

ASC 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill

Goodwill is assessed for impairment at least annually (as of December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the years ended December 31, 2023 and 2022.

Intangible assets, net

Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the consolidated statements of operations. The Company’s intangible assets are being amortized over their estimated useful lives, using the straight-line method with non-compete agreements over 5 years and other intangibles over 10 years.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2023 and 2022.

Stock-based compensation

Stock-based compensation cost for options and restricted stock units (“RSU”) awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date.

The Company estimates the fair value of RSU’s based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates and the expected dividend yield. Given the Company’s short history as a public company, the expected volatility is determined based on the trading history of several unrelated public companies within the industry that the Company considers to be comparable and the expected term is determined based on a combination of terms of the stock options and peer data. The risk-free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Other assumptions are based on historical experience and activity. The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.

Income taxes

In February 2022, concurrent with its organizational transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for accounting pronouncements recently adopted and accounting pronouncements not yet adopted.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item 7A.

ITEM 8.Consolidated Financial Statements and Supplementary Data

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Direct Digital Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant disruption in its sell-side business and, among other things, has limited funds to meet certain upcoming obligations which, collectively, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

New York, New York

October 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Direct Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ / members’ equity (deficit) and cash flows for the year in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 to 2024.

Houston, Texas

April 17, 2023, except for the effects of the revisions disclosed in Note 2 as to which the date is October 15, 2024

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,116	$4,047
Accounts receivable, net of provision for credit losses of $344 and $4	37,207	26,354
Prepaid expenses and other current assets	759	883
Total current assets	43,082	31,284

Property, equipment and software, net	599	673
Goodwill	6,520	6,520
Intangible assets, net	11,684	13,638
Deferred tax asset, net	6,132	5,165
Operating lease right-of-use assets	788	799
Related party receivable	1,737	—
Other long-term assets	130	47
Total assets	$70,672	$58,126

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$33,926	$17,695
Accrued liabilities	3,816	3,778
Liability related to tax receivable agreement, current portion	41	183
Current maturities of long-term debt	1,478	655
Deferred revenues	381	547
Operating lease liabilities, current portion	126	92
Income taxes payable	34	174
Related party payables	—	1,448
Total current liabilities	39,802	24,572

Long-term debt, net of current portion and deferred financing cost	28,578	23,064
Liability related to tax receivable agreement, net of current portion	5,201	4,150
Operating lease liabilities, net of current portion	773	745
Total liabilities	74,354	52,531

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ (DEFICIT) EQUITY
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 3,478,776 and 2,900,000 shares issued and outstanding, respectively	3	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,868,000 and 11,278,000 shares issued and outstanding, respectively	11	11
Additional paid-in capital	3,067	2,611
Accumulated deficit	(2,538)	(344)
Noncontrolling interest	(4,225)	3,314
Total stockholders’ (deficit) equity	(3,682)	5,595
Total liabilities and stockholders’ (deficit) equity	$70,672	$58,126

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	For the Year Ended December 31,
	2023	2022
Revenues
Sell-side advertising	$122,434	$60,011
Buy-side advertising	34,676	29,349
Total revenues	157,110	89,360

Cost of revenues
Sell-side advertising	105,733	49,599
Buy-side advertising	13,803	10,439
Total cost of revenues	119,536	60,038
Gross profit	37,574	29,322

Operating expenses
Compensation, taxes and benefits	17,730	14,124
General and administrative	13,199	7,219
Other expense	8,830	—
Total operating expenses	39,759	21,343
(Loss) income from operations	(2,185)	7,979

Other income (expense)
Other income	256	48
Revaluation of tax receivable agreement liability	331	—
Loss on early termination of line of credit	(300)	—
Forgiveness of Paycheck Protection Program loan	—	287
Loss on redemption of non-participating preferred units	—	(590)
Interest expense	(4,378)	(3,231)
Total other expense, net	(4,091)	(3,486)

(Loss) income before income taxes	(6,276)	4,493
Income tax expense	568	326
Net (loss) income	(6,844)	$4,167

Net (loss) income attributable to noncontrolling interest	(4,650)	3,962
Net (loss) income attributable to Direct Digital Holdings, Inc.	$(2,194)	$205

Net (loss) income per share:
Basic	$(0.73)	$0.11
Diluted	$(0.73)	$0.11

Weighted-average number of shares of common stock outstanding:
Basic	2,988	2,848
Diluted	2,988	2,891

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands except share data)

			Common Stock
										Members' /
	Common Units		Class A		Class B			Accumulated	Noncontrolling	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, January 1, 2022	34,182	$4,294	—	$—	—	$—	$—	$(4,669)	$—	$(375)
Net loss prior to Organizational Transactions	—	—	—	—	—	—	—	(464)	—	(464)
Issuance of Class A common stock, net of transaction costs	—	—	2,800,000	3	—	—	11,164	—	—	11,167
Conversion of member units to Class B shares	(28,545)	—	—	—	11,378,000	11	(11)	—	—	—
Conversion of Class B shares to Class A common stock	—	—	100,000	—	(100,000)	—	36	—	(36)	—
Redemption of common units	(5,637)	(4,294)	—	—	—	—	(2,906)	—	—	(7,200)
Effect of the Organizational Transactions on noncontrolling interest	—	—	—	—	—	—	(6,649)	4,120	2,529	—
Stock-based compensation	—	—	—	—	—	—	154	—	—	154
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	(3,141)	(3,141)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	—	823	—	—	823
Net income	—	—	—	—	—	—	—	669	3,962	4,631
Balance, December 31, 2022	—	$—	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595

	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’ (Deficit)
	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, January 1, 2023	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	706	—	—	706
Issuance related to vesting of restricted stock units, net of tax withholdings	90,092	—	—	—	-	—	—	—
Warrants exercised	70,801	—	—	—	122	—	—	122
Stock options exercised	7,883	—	—	—	29	—	—	29
Conversion of Class B to Class A common stock	410,000	—	(410,000)	—	145	—	(145)	—
Acquisition and redemption of warrants, including expenses and related items	—	—	—	—	(3,540)	—	—	(3,540)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	250	—	—	250
Net loss	—	—	—	—	—	(2,194)	(4,650)	(6,844)
Noncontrolling interest rebalancing	—	—	—	—	2,744	—	(2,744)
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(4,225)	$(3,682)

See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash Flows Provided By Operating Activities:
Net (loss) income	$(6,844)	$4,167
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	615	598
Amortization of intangible assets	1,954	1,954
Reduction in carrying amount of right-of-use assets	164	137
Depreciation and amortization of property, equipment and software	253	34
Stock-based compensation	706	154
Forgiveness of Paycheck Protection Program loan	—	(287)
Deferred income taxes	568	105
Loss on redemption of non-participating preferred units	—	590
Revaluation of tax receivable agreement liability	(331)	—
Loss on early termination of line of credit	300	—
Provision for credit losses/bad debt expense	422	17
Changes in operating assets and liabilities:
Accounts receivable	(11,275)	(18,500)
Prepaid expenses and other assets	201	307
Accounts payable	16,231	10,966
Accrued liabilities and TRA payable	(8)	2,618
Income taxes payable	(140)	174
Deferred revenues	(166)	(801)
Operating lease liability	(92)	(98)
Related party payable	—	(71)
Net cash provided by operating activities	2,558	2,064

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(178)	(688)
Net cash used in investing activities	(178)	(688)

Cash Flows Used In Financing Activities:
Proceeds from note payable	3,516	4,260
Payments on term loan	(677)	(576)
Proceeds from lines of credit	5,000	—
Payments on lines of credit	(2,000)	(400)
Payment of deferred financing costs	(576)	(525)
Proceeds from Issuance of Class A Common Stock, net of transaction costs	—	11,167
Acquisition and redemption of warrants, including expenses	(3,540)	—
Redemption of common units	—	(7,200)
Redemption of non-participating preferred units	—	(7,046)
Proceeds from options exercised	29	—
Proceeds from warrants exercised	122	—
Distributions to holders of LLC Units	(3,185)	(1,693)
Net cash used in financing activities	(1,311)	(2,013)

Net increase (decrease) in cash and cash equivalents	1,069	(637)
Cash and cash equivalents, beginning of the period	4,047	4,684
Cash and cash equivalents, end of the period	$5,116	$4,047

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$361	$47
Cash paid for interest	$3,736	$2,568

Non-cash Activities:
Property and equipment purchased included in accounts payable	$—	$19
Outside basis difference in partnership	$1,536	$5,270
Tax receivable agreement payable to Direct Digital Management, LLC	$1,286	$4,332
Tax benefit on tax receivable agreement	$250	$823
Prepaid distributions to holders of LLC Units included in related party receivable	$1,737	$—

See accompanying notes to the consolidated financial statements.

Note 1 — Organization and Description of Business

Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, operates an end-to-end, programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions intended for underserved and less efficient markets on both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Colossus Media, LLC (“Colossus Media”) and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”). Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, and other sectors with particular emphasis intended for small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 6 – Related Party Transactions). In these consolidated financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer (i) following the completion of the Organizational Transactions, including the initial public offering, to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC, and, unless otherwise stated, its subsidiaries, and (ii) on or prior to the completion of the Organizational Transactions, to DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

	Current %	Business
Subsidiary	Ownership	Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	100.0%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100.0%	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	100.0%	Buy-side	November 13, 2012	June 21, 2018
Direct Digital Holdings, LLC (1)		N/A	June 21, 2018	February 15, 2022

(1)     DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of December 31, 2023, DDH owns 24.2% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our consolidated financial statements.

Colossus SSP is a stand-alone platform intended to deliver targeted advertising to diverse and multicultural audiences as well as to general audiences. Both buy-side subsidiaries, Orange 142 and Huddled Masses, offer technology-enabled advertising solutions and consulting services to clients through demand side platforms (“DSPs”).

Providing both the front-end, buy-side operations coupled with the Company’s proprietary sell-side operations enables the Company to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies

Basis of presentation and consolidation

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

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards otherwise applicable to public companies until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.

Revenue recognition

The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 of our consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform.

For the sell-side advertising segment, the Company generates revenue by selling advertising inventory (digital ad units) that the Company purchases from publishers to advertisers through a process of monetizing ad impressions on the Company’s proprietary sell-side programmatic platform operating under the trademarked banner Colossus SSP. For the buy-side advertising segment, the Company generates revenue from customers that enter into agreements with the Company to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features.

In connection with the Company’s analysis of principal vs agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold through both the Company’s sell-side advertising segment and buy-side advertising segment because the Company controls the specified good or service before it is transferred to the customer and the Company is the primary obligor in the agreement with customers. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Sell-side advertising

The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its “publishers.” The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue at a point in time when an ad is delivered or displayed in response to a winning bid request from ad buyers.

Buy-side advertising

The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation is satisfied over time as the volume of impressions are delivered up to the contractual maximum. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.

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

Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.4 million and $0.5 million as of December 31, 2023 and 2022, respectively. Revenue recognized during 2023 and 2022 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.5 million and $1.3 million, respectively.

Accounting Standards Codification (“ASC”) 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill

As of December 31, 2023 and 2022, goodwill was $6.5 million, which includes $2.4 million as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4.1 million from the acquisition of Orange 142 in 2020. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the years ended December 31, 2023 and 2022.

Intangible assets, net

Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the consolidated statements of operations. The Company’s intangible assets are being amortized over their estimated useful lives, using the straight-line method with non-compete agreements over 5 years and other intangibles over 10 years.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2023 and 2022.

Stock-based compensation

Stock-based compensation cost for options and restricted stock units (“RSU”) awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date.

The Company estimates the fair value of RSU’s based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates and the expected dividend yield. Given the Company’s short history as a public company, the expected volatility is determined based on the trading history of several unrelated public companies within the industry that the Company considers to be comparable and the expected term is determined based on a combination of terms of the stock options and peer data. The risk-free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Other assumptions are based on historical experience and activity. The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average input assumptions used by the Company were as follows:

	Year Ended December 31,
	2023	2022
Grant date fair value	$2.44	$1.01
Expected term	6.0	6.0
Expected volatility	69%	63%
Risk-free interest rate	3.70%	3.25%
Exercise price	$3.78	$1.68
Dividend yield	—	—

Employee benefit plans

The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the years ended December 31, 2023 and 2022, the Company’s matching contributions were $0.2 million and $0.2 million, respectively. Although the Company may make a discretionary profit-sharing contribution to the Plan, during the years ended December 31, 2023 and 2022, no profit-sharing contributions were made.

The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of the Company. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of December 31, 2023 and 2022, the Company recorded an estimated liability for incurred but not recognized claims in accrued liabilities in an amount which was less than $0.1 million.

The Company also has an incentive plan for executives and employees of the Company which provides for performance based awards payable in cash or stock-based compensation as determined by the Compensation Committee of the Company’s Board of Directors. There was $2.4 million and $2.3 million recognized during the years ended December 31, 2023 and 2022, respectively, for awards pursuant to this plan. $1.4 million of the 2023 awards was recorded as stock-based compensation in compensation, taxes and benefits with the remainder of 2023 and all of 2022 recorded as compensation expense in compensation, taxes and benefits and payable in cash subsequent to the applicable year end.

Income taxes

In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the years ended December 31, 2023 and 2022, members of DDM exchanged 410,000 and 100,000 shares of Class B Common Stock into shares of Class A Common Stock, respectively.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $0.5 million and $0, respectively.

Accounts receivable, net

Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. Bad debt expense was approximately $0.4 million and less than $0.1 million for the years ended December 31, 2023 and 2022, respectively.

The following table presents the changes in the provision for credit losses (in thousands):

	December 31,
	2023	2022
Beginning balance	$4	$41
Provision for credit losses	369	10
Write-offs, net of recoveries	(29)	(47)
Ending balance	$344	$4

Concentrations of customers and suppliers

There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the years ended December 31, 2023 and 2022, one customer of the sell-side of the business represented 73% and 63% of revenues, respectively. As of December 31, 2023 and 2022, one customer of the sell-side of the business accounted for 83% and 80%, respectively, of accounts receivable.

As of December 31, 2023 and 2022, three sellers of advertising inventory each accounted for at least 10%, and collectively accounted for 57% and 63%, respectively, of consolidated accounts payable.

Accrued Liabilities

The components of accrued liabilities on the balance sheet as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$2,789	$3,129
Accrued expenses	631	207
Accrued severance	189	—
Accrued litigation settlement (1)	171	429
Accrued interest	36	13
Total accrued liabilities	$3,816	$3,778

(1)	In July 2022, the Company entered into a litigation settlement agreement with a vendor of Huddled Masses related to a delinquent balance from 2019 and agreed to pay a total of $0.5 million with monthly installment payments over 24 months beginning September 1, 2022.

Segment information

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) for purpose of allocating resources and assessing performance. The Company’s CODM is its Chairman and Chief Executive Officer. The Company operates two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. All of the Company’s revenues are attributed to the United States.

Cost of revenues

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

Operating expenses

Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance, and amortization expense related to our intangible assets); and other expense (including transactions that are unusual in nature or which are occurring infrequently). See further discussion of Other Expenses within Operating Expenses for the year ended December 31, 2023 in Note 9 of the consolidated financial statements.

Advertising costs

The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2023 and 2022 was $2.2 million and $0.9 million, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

Cash and cash equivalents

Cash and cash equivalents consist of funds deposited with financial institutions and highly liquid instruments with original maturities of three months or less. Such deposits may, at times, exceed federally insured limits. The risk of loss attributable to any uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk to cash.

Property, equipment and software, net

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

Leases

The Company has operating leases for real estate. Operating leases are included in Operating Lease Right of Use ("ROU") Assets and Operating Lease Liabilities on the consolidated balance sheets. Operating lease asset and liability amounts are measured and recognized based on discounted future cash flow payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate. Operating lease expense is recorded on a straight-line basis over the lease term with amortization of the ROU asset calculated as the difference between the straight-line operating lease expense and the implied interest expense on the lease liability. On the statement of cash flows, operating lease expense is included in operating cash flows.

Deferred offering costs

The Company records certain legal, accounting and other third-party fees that are directly associated with an offering to stockholders’ equity or debt in the event that the Company completes an offering. Costs associated with debt offerings are amortized to interest expense using the straight-line method over the life of the debt. As of December 31, 2023 and 2022, $1.7 million and $2.1 million, respectively, of unamortized deferred financing costs are netted against debt in the consolidated balance sheets.

Business combinations

The Company includes the results of operations of the businesses that are acquired as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The Company estimates and records the fair value of purchased intangible assets, which primarily consists of customer relationships, trademarks, and non-compete agreements. The excess of the fair value of the purchase price over the fair values of these identifiable assets, both tangible and intangible, and liabilities is recorded as goodwill.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company uses estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances, stock-based compensation and fair values of assets and liabilities acquired in business combinations.

Fair value measurements

The Company employs a hierarchy which prioritizes the inputs used to measure recurring fair value into three distinct categories based on the lowest level of input that is significant to the fair value measurement. The methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest levels to unobservable inputs, summarized as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).
●	Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions.

Fair value of financial instruments

The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

Net income (loss) per share

Basic net income (loss) per share excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding including participating securities during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

Accounting pronouncements adopted in 2023

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for emerging growth companies for annual periods beginning after December 15, 2025. This accounting standard is effective in the first quarter of the Company's fiscal year ending December 31, 2026. The Company is currently evaluating the impact of adoption on our financial disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this

ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and capital resources

Going Concern

The Company evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date these consolidated financial statements were issued or were available to be issued.

As discussed in Note 9, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer, (2) reported an accumulated deficit of $2.5 million as of December 31, 2023, (3) reported cash and cash equivalents of $5.1 million as of December 31, 2023, (4) has borrowed $3.0 million and $9.7 million as of December 31, 2023 and the date of this report, respectively, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary relief from debt covenants (see Note 3 – Long-Term Debt) while rebuilding sell-side volumes, (3) raising capital through arrangements with various providers, and (4) regaining compliance with respect to delinquent SEC filings which will allow the Company to access the capital markets as well as other financing sources. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Correction of Immaterial Errors in Prior Consolidated Financial Statements

For the quarter ended September 30, 2023, the Company identified a prior period accounting error in the Company’s previously reported unaudited interim consolidated financial statements beginning June 30, 2022 resulting from the incorrect accounting for granted but unvested restricted stock units. For the year ended December 31, 2023, the Company identified prior year accounting errors in the Company’s previously reported unaudited interim consolidated financial statements beginning March 31, 2022 resulting from the incorrect (1) accounting for and presentation of noncontrolling interests (NCI), (2) recognition of an organizational transaction, and (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of, NCI. Based on management’s evaluation of the errors in consideration of the SEC Staff’s Accounting Bulletins Topic 1.M, Materiality and Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements and interpretations therewith, the Company concluded these errors are not material to the Company’s previously reported financial statements included in the 2022 Form 10-K filed on April 17, 2023.

The following tables reflect the impact of the correction of these immaterial errors (in thousands):

Consolidated Balance Sheet as of December 31, 2022	As Reported	As Revised
Accrued liabilities	$4,778	$3,778
Total current liabilities	$25,572	$24,572
Total liabilities	$53,531	$52,531
Class A Common Stock Units	3,253	2,900
Class A Common Stock Amount	$3	$3
Additional paid-in capital	$8,224	$2,611
Accumulated deficit	$(3,643)	$(344)
Total stockholders’ equity attributable to Direct Digital Holdings, Inc.	$4,595	$2,281
Noncontrolling interest	$—	$3,314
Total stockholders’ equity	$4,595	$5,595

Consolidated Statement of Operations for the Twelve Months Ended December 31, 2022	As Reported	As Revised
Net income attributable to non-controlling interests	$—	$3,962
Net income attributable to Direct Digital Holdings, Inc.	$4,167	$205
Basic net income per share	$0.33	$0.11
Diluted net income per share	$0.33	$0.11
Weighted-average number of shares of common stock outstanding - basic	12,638	2,848
Weighted-average number of shares of common stock outstanding - dilutive	12,638	2,891

Consolidated Statement of Changes in Stockholders' Equity as of December 31, 2022	As Reported	As Revised
Class A Common Stock Units	3,253	2,900
Class A Common Stock Amount	$3	$3
Additional Paid-in Capital	$8,224	$2,611
Accumulated Deficit	$(3,643)	$(344)
Noncontrolling Interest	$—	$3,314
Total Stockholders’ Equity	$4,595	$5,595

Consolidated Statement of Changes in Stockholders' Equity for the Twelve Months Ended December 31, 2022
Distributions to members (Accumulated Deficit)	$(3,141)	$—
Distributions to holders of LLC Units (NCI)	$—	$(3,141)
Issuance of restricted stock units	378	—
Restricted stock forfeitures units	(25)	—
Net loss prior to Organizational Transactions	$—	$(464)
Net income (Accumulated Deficit)	$4,167	$669
Net income (NCI)	$—	$3,962

Note 3 — Long-Term Debt

At December 31, 2023 and 2022, long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
2021 Credit Facility	$28,594	$25,684
Credit Agreement	3,000	—
Economic Injury Disaster Loan	150	150
Total long-term debt	31,744	25,834
Less: deferred financing costs	(1,688)	(2,115)
Total long-term debt, net of deferred financing costs	30,056	23,719
Less: current portion	(1,478)	(655)
Total long-term debt, net of current portion	$28,578	$23,064

Lafayette Square

On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility originally bore interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility was determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio was greater than 4.00 to 1.00. On June 1, 2023, as originally contemplated under the 2021 Credit Facility, the Company entered into an agreement with Lafayette Square to convert the existing LIBOR based rate to a Term Secured Overnight Financing Rate (“SOFR”) with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment (as defined below), the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.

Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility (the “Fourth Amendment”) and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 – Stockholders’ Equity and Stock-Based Compensation in the notes to the consolidated financial statements. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.

Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $137,000 from January 1, 2022 through December 31, 2023, and each installment payment thereafter until maturity is $275,000. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan.

Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15,000,000.

The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of December 31, 2023, the Company owed a balance on the 2021 Credit Facility of $28.6 million. Additional deferred financing costs of less than $0.1 million and $0.5 million were incurred during the year ended December 31, 2023 and 2022, respectively. Unamortized deferred financing costs as of December 31, 2023 and 2022 were $1.7 million and $2.1 million, respectively. Accrued and unpaid interest was $0 as of December 31, 2023 and 2022. The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain a net leverage ratio of no more than 3.50 to 1.00 as of December 31, 2021 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025, 3.00 to 1.00 as of June 30, 2025 and September 30, 2025, with incremental tightening of the ratio to 2.50 to 1.00 as of June 30, 2026 and thereafter through maturity. Prior to entering to the Fifth Amendment, the 2021 Credit Facility also required the Company to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of December 31, 2023. With the Fifth Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this annual report.

The components of interest expense and related fees for the 2021 Credit Facility are as follows (in thousands):

	Year Ended
	Ended
	December 31,
	2023	2022
Interest expense – Lafayette Square	$3,655	$2,498
Amortization of deferred financing costs – Lafayette Square	552	497
Total interest expense and amortization of deferred financing costs	$4,207	$2,995

On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment to the Term Loan and Security Agreement (the “Fifth Amendment”) which among other things, (1) defers quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) requires that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allows proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provides for one-month and three-month interest periods, (5) replaces the calculation of the consolidated total net leverage ratio with a consolidated total leverage ratio for purposes of calculating the applicable margin and the financial covenant and (6) replaces the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with the following:

As of	Minimum TTM* EBITDA ($ in millions)	Minimum Liquidity ($ in millions)	Maximum Consolidated Total Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2024	n/a	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a
March 31, 2025	$5.5	$2.0	n/a	n/a
June 30, 2025	$7.5	$2.0	n/a	1.50 to 1.00
September 30, 2025	n/a	$2.0	4.25 to 1.0	1.50 to 1.00
December 31, 2025	n/a	$2.0	4.00 to 1.0	1.50 to 1.00
March 31, 2026	n/a	$2.0	3.75 to 1.0	1.50 to 1.00
June 30, 2026	n/a	$2.0	3.50 to 1.0	1.50 to 1.00
September 30, 2026	n/a	$2.0	3.25 to 1.0	1.50 to 1.00

*TTM = Trailing Twelve Months

2023 Revolving Line of Credit - East West Bank

On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”), with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10.0 million, subject to a borrowing base determined based on eligible accounts, and an up to $5.0 million uncommitted incremental revolving facility. Loans under the Credit Agreement mature on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month Term SOFR rate and as determined by EWB on the first day of the applicable interest period, plus 0.10% (10 basis points), plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.

At the Company’s option, the Company may at any time prepay the outstanding principal balance of the Credit Agreement in whole or in part, without fee, penalty or premium. All accrued but unpaid interest on outstanding advances under the Credit Agreement are payable in monthly installments on the last day of each monthly interest period until the Maturity Date when the then-outstanding principal balance of the advances and all accrued but unpaid interest thereon becomes due and payable. The obligations under the Credit Agreement are secured by all or substantially all of the borrowers’ assets.

Prior to entering into the Third Amendment (as defined below), the Company was required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of no more than 3.50 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025 and 3.00 to 1.00 as of June 30, 2025 and thereafter through maturity; and (iii) a liquidity covenant requiring the Company to maintain minimum liquid assets at all times (calculated in the manner provided for in the Credit Agreement), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1,000,000. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. The Company was in compliance with all the financial covenants under the Credit Agreement as of December 31, 2023. With the Third Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this annual report.

On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) which, among other things, (1) provides that the Company will make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) requires the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) requires the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) requires the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) requires the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025, and (6) replaces the financial covenants under the Credit Agreement, effective as of June 30, 2024, with the following:

As of	Minimum TTM(1) EBITDA ($ in millions)	Minimum Liquid Assets ($ in millions)	Maximum Total Funded Debt to EBITDA Leverage Ratio	Minimum Fixed Charge Coverage Ratio	Revolving Credit Availability (as of each month end)
June 30, 2024	n/a	$1.0	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a	1.0 to 1.0(2)
March 31, 2025	$5.5	$2.0	n/a	n/a	1.5 to 1.0(3)
June 30, 2025	$7.5	$2.0	n/a	1.25 to 1.00	2.0 to 1.0(4)

(1)	TTM = Trailing Twelve Months
(2)	Beginning November 30, 2024
(3)	Beginning January 31, 2025
(4)	Beginning April 15, 2025

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

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the year ended December 31, 2023, the Company incurred $0.3 million of deferred financing costs associated with the Credit Agreement. As of December 31, 2023, there was $3.0 million outstanding under the Credit Agreement. As of the date of this report, there was $9.7 million outstanding under the Credit Agreement.

The collateral securing the obligations under the 2021 Credit Facility and the Credit Agreement is subject to intercreditor agreements between Lafayette Square and EWB.

2020 Revolving Line of Credit - East West Bank

On September 30, 2020, the Company entered into a credit agreement that provided for a revolving credit facility with EWB in the amount of $4.5 million with an initial availability of $1.0 million (the “2020 Revolving Credit Facility”). On December 17, 2021, the Company amended the 2020 Revolving Credit Facility, which increased the amount of the revolving loan to $5.0 million with an initial availability of $2.5 million, and in connection with the amendment, the Company incurred additional deferred financing fees of less than $0.1 million in January 2022. The loans under the 2020 Revolving Credit Facility bore interest at the LIBOR rate plus 3.5% per annum, and as of March 31, 2022, the rate was 7.0% with a 0.50% unused fee.

On July 26, 2022, the Company terminated the 2020 Revolving Credit Facility. As of December 31, 2023 and 2022, the Company did not have any outstanding borrowings under the 2020 Revolving Credit Facility.

The components of interest expense and related fees for the Credit Agreement and 2020 Revolving Credit Facility is as follows (in thousands):

	December 31,
	2023	2022
Interest Expense:
Credit Agreement	$102	$—
2020 Revolving Credit Facility	—	23
Amortization of deferred financing costs:
Credit Agreement	62	—
2020 Revolving Credit Facility	—	101
Total interest expense and amortization of deferred financing costs	$164	$124

Silicon Valley Bank (“SVB”) Financing

On January 9, 2023, the Company entered into the SVB Loan Agreement, by and among SVB, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media and Orange 142, as borrowers. The SVB Loan Agreement provided for a revolving credit facility (the “SVB Revolving Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which would increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility were to mature on September 30, 2024 unless the Credit Facility was otherwise terminated pursuant to the terms of the Loan Agreement.

On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement.  The termination of the SVB Revolving Credit Facility became effective April 20, 2023. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”). The Company did not hold material cash deposits or securities at Silicon Valley Bank and did not experience any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations as a result of the SVB closure. During the year ended December 31, 2023, the Company incurred $0.3 million of deferred financing costs. After the Company issued the notice of termination, total deferred financing costs of $0.3 million were expensed to loss on early termination of line of credit during the year ended December 31, 2023.

U.S. Small Business Administration Loans

Economic Injury Disaster Loan

In 2020, the Company applied and was approved for a loan pursuant to the Economic Injury Disaster Loan (“EIDL”), administered by the U.S. Small Business Administration (“SBA”). The Company received the loan proceeds of $150,000 on June 15, 2020. The loan bears interest at a rate of 3.75% and matures on June 15, 2050. Installment payments, including principal and interest, of less than $1,000 began monthly on December 15, 2022. Each payment will first be applied to pay accrued interest, then the remaining balance will be used to reduce principal. The loan is secured by substantially all assets of DDH LLC. Accrued and unpaid interest expense as of December 31, 2023 and 2022 was less than $0.1 million, and is included in accrued expenses on the consolidated balance sheets.

Paycheck Protection Program

In 2020, the Company applied and was approved for a loan pursuant to the Paycheck Protection Program (“PPP”), administered by the SBA (the “PPP-1 Loan”). In February 2021, the $10,000 of the PPP-1 loan was forgiven. The PPP was authorized in the Coronavirus Aid, Relief, and Economic Security Act and was designed to provide a direct financial incentive for qualifying business to keep their workforce employees. The SBA made PPP loans available to qualifying businesses in amounts up to 2.5 times their average monthly payroll expenses, and loans were forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintained its payroll and utilities. The forgiveness amount would be reduced if the borrower terminated employees or reduced salaries and wages more than 25% during the covered period. Any unforgiven portion was payable over two years if issued before, or five years if issued after, June 5, 2020 at an interest rate of 1.0% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or if the borrower did not apply for forgiveness, then six months after the end of the covered period. In March 2021, DDH LLC applied for and received a PPP loan (the “PPP-2 Loan”) for a principal amount of $0.3 million and there were no collateral or guarantee requirements. On April 11, 2022, the balance on the PPP-2 Loan was forgiven.

Overall

As of December 31, 2023, future minimum payments related to long-term debt are as follows (in thousands):

2024	$1,478
2025	4,460
2026	25,660
2027	3
2028	3
Thereafter	140
Total	31,744
Less current portion	(1,478)
Less deferred financing costs	(1,688)
Long-term debt, net	$28,578

Note 4 — Stockholders’ (Deficit) Equity and Stock-Based Compensation

Stockholders’ Equity – Initial Public Offering

Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company’s Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022 and December 2023, DDM tendered 100,000 and 410,000, respectively, of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled.  As of December 31, 2023, DDM held 10,868,000 shares of Class B Common Stock.

The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and were exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At December 31, 2023, none of these warrants were outstanding. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of December 31, 2023, none of these warrants were outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023. At December 31, 2023, 70,000 Units and 10,500 warrants were outstanding.

The Units were sold at a price of $5.50 per Unit, and the net proceeds from the offering were $10.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. DDH LLC used the proceeds, together with pre-existing cash and cash equivalents, to purchase all of the remaining 5,637 common units and 7,046 Class B Preferred Units held by USDM Holdings, Inc., a former co-owner of DDH LLC, for an aggregate purchase price of approximately $14.2 million of which $10.3 million was paid on the closing date of the initial public offering. On July 28, 2022, DDH LLC entered into the Redemption Agreement Amendment with USDM Holdings, Inc. that amended the previously disclosed Redemption Agreement by and between DDH LLC and USDM Holdings, Inc. dated as of November 14, 2021 (the “Original Redemption Agreement”), as amended by the Amendment to Redemption Agreement dated as of February 15, 2022. The Redemption Agreement Amendment, among other things, amended the remainder of the principal and interest for the Common Units Redemption Price to be $4.0 million which was paid in full on July 28, 2022.

The warrants had a fair value of $0 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.94% based on the applicable U.S. Treasury bill rate, (2) expected life of 5 years, (3) expected volatility of approximately 66% based on the trading history of similar companies, and (4) zero expected dividends.

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

The following table summarizes the public warrant activity during the years ended December 31, 2023 and 2022:

Warrants
			Weighted Average	Aggregate
		Weighted Average	Contractual Life	Intrinsic Value
	Warrants	Exercise Price	(in years)	(in thousands)
Outstanding at January 1, 2022	—	$—	—	$—
Granted	3,220,000	$5.50	4.38	$—
Exercised	—	$—	—	$—
Redeemed	—	$—	—	$—
Outstanding at December 31, 2022	3,220,000	$5.50	4.13	$—
Granted	—	$—	—	$—
Exercised	(2,200)	$5.50	—	$—
Redeemed	(3,217,800)	$5.50	—	$—
Outstanding at December 31, 2023	—	$—	—	$—
Exercisable at December 31, 2023	—

Noncontrolling Interest

Direct Digital Holdings, Inc. is the sole managing member of DDH LLC, and consolidates the financial results of DDH LLC. Therefore, Direct Digital Holdings, Inc. reports a noncontrolling interest based on the common units of DDH LLC held by DDM. While Direct Digital Holdings, Inc. retains its controlling interest in DDH LLC, changes in its ownership interest in DDH LLC are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by DDM will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when DDH LLC has positive or negative net assets, respectively.

Stock-Based Compensation Plans

In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 1,500,000 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. Information on activity for both the stock options and RSUs is detailed below. As of December 31, 2023, there were 488,646 shares available for grant under the 2022 Omnibus Plan.

During the years ended December 31, 2023 and 2022, the Company recognized $2.2 million and $0.1 million, respectively, of total stock-based compensation expense in the consolidated statements of operations in compensation, tax and benefits. The 2023 stock-based compensation expense includes $1.4 million of bonus accrued for 2023 performance by certain Company executives which was paid out via a grant of Company stock in March 2024.

Stock Options

Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the years ended December 31, 2023 and 2022:

	Stock Options
			Weighted Average	Aggregate
		Weighted Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at January 1, 2022	—	$—	—	$—
Granted	278,850	$1.68	—	$—
Exercised	—	$—	—	$—
Forfeited	(24,850)	$1.62	—	$—
Outstanding at December 31, 2022	254,000	$1.69	9.40	$193
Granted	153,665	$3.78	9.24	$24
Exercised	(7,883)	$1.62	—	$55
Forfeited	(28,666)	$2.26	—	$41
Outstanding at December 31, 2023	371,116	$2.51	8.77	$4,591
Vested and exercisable at December 31, 2023	70,147	$1.70	8.40	$924

The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $2.44 and $1.01, respectively. As of December 31, 2023, there was unrecognized stock-based compensation of $0.4 million related to 300,969 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 1.86 years.

Restricted Stock Units

RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the years ended December 31, 2023 and 2022 and related information is as follows:

	Restricted Stock Units
		Weighted Average
		Grant Date Fair Value
	Number of Shares	per Share
Unvested - January 1, 2022
Granted	377,614	$1.67
Vested	—	—
Forfeited	(24,850)	$1.62
Unvested - December 31, 2022	352,764	1.67
Granted	329,249	$3.70
Vested	(111,084)	$1.67
Forfeited	(28,533)	$2.26
Unvested - December 31, 2023	542,396	$2.87

The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 20,992 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of December 31, 2023, there was unrecognized stock-based compensation of $1.0 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.66 years.

Note 5 — Tax Receivable Agreement and Income Taxes

Tax Receivable Agreement

The Company’s TRA with DDH LLC and DDM (together, the “TRA Holders”) provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company retains the benefit of the remaining 15% of these net cash savings, and as a result, recorded $0.8 million during 2022 as additional paid-in capital in connection with the Organizational Transactions.

The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurs. During the years ended December 31, 2023 and 2022, members of DDM exchanged 410,000 and 100,000 Class B shares into Class A shares, respectively.

The Company has recorded a liability related to the tax receivable agreement of $5.2 million and $4.3 million as of December 31, 2023 and 2022, respectively. The Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $6.2 million and $5.2 million as of December 31, 2023 and 2022, respectively. Payments of less than $0.1 million were made during the years ended December 31, 2023 and 2022. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the year ended December 31, 2023, $0.3 million was recorded as income in other expense, net for such change.

The term of the TRA commenced upon completion of the initial public offering and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early (or it is terminated early due to changes in control), the obligations under the TRA would accelerate and the Company would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by the Company under the TRA.

Income Taxes

Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes that occurred in the first and third quarters of 2022, and in the fourth quarter of 2023. As a result, the Company recorded a provision for federal and state deferred income tax of $0.6 million primarily attributed to valuation allowances of $0.5 million recorded against deferred taxes associated with loss carryforwards and interest expense for which the realization of such deferred taxes is uncertain. Prior to 2022, the Company was treated as a partnership, and therefore no income tax expense was recognized. For the year ended December 31, 2022, income taxes on the financial statements include income taxes of $0.2 million as shown in the following table as well as $0.1 million of non-income related franchise taxes. The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$107
State	—	34
Total current:	—	141
Deferred:
Federal	$205	$85
State	363	20
Total deferred:	568	105
Total income tax expense	$568	$246

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense	0.6%	1.1%
Partnership income not taxed	(17.0)%	(16.6)%
Valuation allowance	(7.3)%	—%
Deferred tax remeasurement	(6.5)%
Other	0.1%	—%
Effective income tax rate	(9.1)%	5.5%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. The components of deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets related to:
Partnership basis difference, net of valuation allowance	$5,852	$5,165
Net operating loss carryforwards	280	—
Deferred tax assets, net	$6,132	$5,165

As of December 31, 2023, the Company had federal net operating loss carryforwards of $1.1 million that can be carried forward indefinitely.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2022 and 2021 remain open as of December 31, 2023. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of December 31, 2023 and 2022, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

Note 6 — Related Party Transactions

Related Party Transactions

Member Payable

As of December 31, 2023 and 2022, the Company’s balances with members related to the timing of distributions to holders of LLC Units were a receivable of $1.7 million and payable of $1.4 million, respectively, which are included as a related party receivable and payable, respectively, on the consolidated balance sheets.

Up-C Structure

In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 – Stockholders’ Equity and Stock-Based Compensation). One of the tax benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA. (See Note 5 - Tax Receivable Agreement and Income Taxes).

The aggregate balance of tax receivable liabilities as of December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023	2022
Liability related to tax receivable agreement:
Short term	$41	$183
Long term	5,201	4,150
Total liability related to tax receivable agreement	$5,242	$4,333

Board Services and Consulting Agreement

On September 30, 2020, the Company entered into board services and consulting agreements with Walker, Smith and Leah Woolford (“Woolford”). Walker, Smith and Woolford were then all members of DDH LLC. Walker now serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Smith now serves as a director on the Board of Directors and President of the Company. Woolford previously served as a Manager on the Board of Managers of DDH LLC and Senior Advisor of DDH LLC. In connection with the Organizational Transactions, the consulting agreements were canceled, and, for the year end December 31, 2023, no fees were paid to Walker, Smith and Woolford. For the year end December 31, 2022, total fees paid to Walker, Smith and Woolford were $0.1 million, $0.1 million, and less than $0.1 million, respectively.

Note 7 — Segment Information

Revenue by business segment is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Sell-side advertising	$122,434	$60,011
Buy-side advertising	34,676	29,349
Total revenues	$157,110	$89,360

Operating (loss) income by business segment reconciled to (loss) income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Sell-side advertising	$4,874	$8,318
Buy-side advertising	7,792	6,992
Corporate office expenses	(14,851)	(7,331)
(Loss) income from operations	(2,185)	7,979
Corporate other expense	(4,091)	(3,486)
(Loss) income before income taxes	$(6,276)	$4,493

Total assets by business segment are as follows (in thousands):

	December 31,
	2023	2022
Sell-side advertising	$34,354	$25,512
Buy-side advertising	22,539	25,686
Corporate office	13,779	6,928
Total assets	$70,672	$58,126

Note 8 — Net (Loss) Income Per Share

The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of warrants. The following table sets forth the computation of the Company’s basic and diluted (loss) income per share (in thousands, except per share amounts).

	Year Ended
	December 31,
	2023	2022
Net (loss) income	$(2,194)	$205
Less: net loss prior to Organizational Transactions	—	(464)
Net (loss) income attributable to Class A shareholders and participating securities	(2,194)	669
Less: net income allocated to participating securities	—	353
Net (loss) income allocated to Class A shareholders	$(2,194)	$316

Weighted average common shares outstanding - basic	2,988	2,848
Options to purchase common stock	—	—
Unvested restricted stock units	—	43
Weighted average common shares outstanding - diluted	2,988	2,891
Net (loss) income per share, basic	$(0.73)	$0.11
Net (loss) income per share, diluted	$(0.73)	$0.11

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended
	December 31,
	2023	2022
Class B Common Stock	11,249	11,330
Restricted stock units	511	189
Options to purchase common stock	347	—
Total excludable from net (loss) income per share attributable to common stockholders - diluted	12,107	11,519

Note 9 — Commitments and Contingencies

Litigation

We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of the date hereof, except as set forth below, we are not a party to any material legal or administrative proceedings nor are there any proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.

On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. On May 14, 2024, the Company filed a lawsuit against the author of the defamatory article and is vigorously pursuing its rights. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.

Other Expense (within Operating Expenses)

Typically, short payments received from our customers are charged back to our publishers, in accordance with our contracts with the publishers. In January 2024, we received notice from one of our sell-side customers that it would be short paying the Company’s invoices. The Company has requested, but has not yet received, an explanation from the customer for the short payment, and therefore the Company disputed it. Because this information has not been received, the Company paid $8.8 million to a few publishers related to these charges. As a result, for the year ended December 31, 2023, the Company has not recognized revenue related to the short payments and recognized $8.8 million in other expense related to the payments made to the publishers. Although the Company is attempting to recover these amounts, recovery is neither estimable or probable and there can be no assurance that the Company will recover any amounts associated with this matter. We do not expect these amounts to recur in any material fashion, although there is no assurance that customers will not take such action in the future.

Operating Leases

During the years ended December 31, 2023 and 2022, the Company incurred fixed rent expense associated with operating leases for real estate of $0.3 million and $0.3 million, respectively. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the years ended December 31, 2023 and 2022, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash outflow for operating leases	$154	$152
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$153	$—

The weighted-average remaining lease term and discount rate for the Company’s operating leases is 5.5 years and 8.3%, respectively, as of December 31, 2023. The weighted-average remaining lease term and discount rate for the Company’s operating leases is 6.6 years and 8.3%, respectively, as of December 31, 2022.

The future payments due under operating leases as of December 31, 2023 is as follows (in thousands):

2024	$193
2025	239
2026	160
2027	163
2028	167
Thereafter	200
Total undiscounted lease payments	1,122
Less effects of discounting	(223)
Less current lease liability	(126)
Total operating lease liability, net of current portion	$773

Note 10 — Property, Equipment and Software, net

Property, equipment and software, net consists of the following (in thousands):

		December 31,
	Useful Life (Years)	2023	2022
Furniture and fixtures	5	$128	$119
Computer equipment	3	20	17
Leasehold improvements	15	36	—
Capitalized software	3	702	571
Property, equipment and software, gross		886	707
Less: accumulated depreciation and amortization		(287)	(34)
Total property, equipment and software, net		$599	$673

The Company acquired the license to its proprietary Colossus SSP platform in November 2022 from its third-party developer. The Company moved headquarters in 2022 and capitalized furniture and fixtures, computer equipment and leasehold improvements related to the move. The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Cost of revenues	$218	$28
General and administrative	35	6
Total depreciation and amortization	$253	$34

Note 11 — Intangible Assets

In September 2020, the Company acquired Orange 142 for a purchase price of $26.2 million which was allocated to the fair value of the net tangible assets acquired, including goodwill and intangible assets. The purchase consideration exceeded the fair value of the net tangible assets, resulting in goodwill of $4.1 million and intangible assets of $18.0 million. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the years ended December 30, 2023 and 2022, amortization expense was $2.0 million and $2.0 million, respectively. As of December 31, 2023 and 2022, intangible assets net of accumulated amortization was $11.7 million and $13.6 million, respectively.

As of December 31, 2023 and 2022, intangible assets consisted of the following (in thousands):

	December 31, 2023
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Amount
Customer lists	6.8	$13,028	$(4,234)	$8,794
Trademarks and tradenames	6.8	3,501	(1,138)	2,363
Non-compete agreements	1.8	1,505	(978)	527
Total intangible assets, net		$18,034	$(6,350)	$11,684

	December 31, 2022
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Amount
Customer lists	7.8	$13,028	$(2,931)	$10,097
Trademarks and tradenames	7.8	3,501	(788)	2,713
Non-compete agreements	2.8	1,505	(677)	828
Total intangible assets, net		$18,034	$(4,396)	$13,638

As of December 31, 2023, future amortization of intangible assets is as follows (in thousands):

December 31, 2023
2024	$1,953
2025	1,878
2026	1,653
2027	1,653
2028	1,653
Thereafter	2,894
Total future amortization expense	$11,684

Note 12 — Mandatorily Redeemable Preferred Units

In connection with the Orange 142 acquisition, DDH LLC issued 7,076 non-voting Class B Preferred Units at a purchase price of $7.1 million, and a fair value of $6.5 million. Class B Preferred Units were mandatorily redeemable for $7.1 million on September 30, 2024, with 7% preferred annual returns paid on a quarterly basis. Due to the mandatory redemption feature, the Class B Preferred Units were classified as a liability rather than as a component of equity, with the preferred annual returns being accrued and recorded as interest expense.

In February 2022, DDH LLC redeemed the Class B Preferred Units and recognized a loss on the redemption of $0.6 million in connection with the write-off of the fair value associated with the units. The Company recorded interest expense relating to the Class B Preferred Units of less than $0.1 million for the year ended December 31, 2022.

Note 13 — Restatement (Unaudited)

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2023, the Company identified prior period accounting errors in the Company’s previously reported unaudited interim consolidated financial statements beginning March 31, 2022 resulting from the incorrect (1) accounting for, and presentation of, NCI, (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of, NCI, and (4) timing of the recording of the 2023 redemption of warrants. The Company’s management and the audit committee of the Company’s Board of Directors determined that these errors in the unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 required a restatement of these prior period financial statements.

In addition, certain prior year amounts have been revised in the consolidated statement of cash flows. These are shown in the following statements of cash flows as “Immaterial Revisions.”

The following tables present the restated quarterly unaudited interim financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023, for the three-month period ended March 31, 2023, the three- and six-month periods ended June 30, 2023 and the three- and nine-month periods ended September 30, 2023.

	March 31, 2023
	As Previously	Restatement
(in thousands, except per share and share amounts)	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,719	$—	$6,719
Accounts receivable, net	19,050	—	19,050
Prepaid expenses and other current assets	1,038	—	1,038
Total current assets	26,807	—	26,807

Property, equipment, and software, net	665	—	665
Goodwill	6,520	—	6,520
Intangible assets, net	13,149	—	13,149
Deferred tax asset, net	5,240	—	5,240
Operating lease right-of-use assets	757	—	757
Other long-term assets	46	—	46
Total assets	$53,184	$—	$53,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,787	$—	$13,787
Accrued liabilities	4,674	(1,000)	3,674
Current portion of liability related to tax receivable agreement	41	—	41
Current maturities of long-term debt	819	—	819
Deferred revenues	949	—	949
Operating lease liabilities, current portion	70	—	70
Income taxes payable	183	—	183
Related party payables	1,448	—	1,448
Total current liabilities	21,971	(1,000)	20,971

Long-term debt, net of current portion and deferred financing cost	22,707	—	22,707
Economic Injury Disaster Loan	150	—	150
Liability related to tax receivable agreement, net of current portion	4,245	—	4,245
Operating lease liabilities, net of current portion	744	—	744
Total liabilities	49,817	(1,000)	48,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 2,902,200 shares issued and outstanding as of March 31, 2023	3	—	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of March 31, 2023	11	—	11
Additional paid-in capital	8,330	(5,613)	2,717
Accumulated deficit	(4,977)	4,419	(558)
Noncontrolling interest	—	2,194	2,194
Total stockholders’ equity	3,367	1,000	4,367
Total liabilities and stockholders’ equity	$53,184	$—	$53,184

	June 30, 2023
	As Previously	Restatement
(in thousands, except per share and share amounts)	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,668	$—	$5,668
Accounts receivable, net	29,629	—	29,629
Prepaid expenses and other current assets	1,052	—	1,052
Total current assets	36,349	—	36,349

Property, equipment, and software, net	689	—	689
Goodwill	6,520	—	6,520
Intangible assets, net	12,661	—	12,661
Deferred tax asset, net	5,171	—	5,171
Operating lease right-of-use assets	714	—	714
Other long-term assets	47	—	47
Total assets	$62,151	$—	$62,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,358	$—	$23,358
Accrued liabilities	3,879	(1,000)	2,879
Liability related to tax receivable agreement, current portion	40	—	40
Current maturities of long-term debt	983	—	983
Deferred revenues	951	—	951
Operating lease liabilities, current portion	48	—	48
Income taxes payable	22	—	22
Related party payables	1,197	—	1,197
Total current liabilities	30,478	(1,000)	29,478

Long-term debt, net of current portion and deferred financing cost	22,515	—	22,515
Economic Injury Disaster Loan	150	—	150
Liability related to tax receivable agreement, net of current portion	4,246	—	4,246
Operating lease liabilities, net of current portion	742	—	742
Total liabilities	58,131	(1,000)	57,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 2,988,916 shares issued and outstanding as of June 30, 2023	3	—	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of June 30, 2023	11	—	11
Additional paid-in capital	8,540	(5,613)	2,927
Accumulated deficit	(4,534)	4,168	(366)
Noncontrolling interest	—	2,445	2,445
Total stockholders’ equity	4,020	1,000	5,020
Total liabilities and stockholders’ equity	$62,151	$—	$62,151

	September 30, 2023
	As Previously	Restatement
(in thousands, except per share and share amounts)	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,482	$—	$5,482
Accounts receivable, net	54,638	—	54,638
Prepaid expenses and other current assets	1,427	—	1,427
Total current assets	61,547	—	61,547

Property, equipment, and software, net	625	—	625
Goodwill	6,520	—	6,520
Intangible assets, net	12,172	—	12,172
Deferred tax asset, net	5,082	—	5,082
Operating lease right-of-use assets	675	—	675
Other long-term assets	127	—	127
Total assets	$86,748	$—	$86,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$45,021	$—	$45,021
Accrued liabilities	4,071	(1,000)	3,071
Liability related to tax receivable agreement, current portion	41	—	41
Current maturities of long-term debt	1,146	—	1,146
Deferred revenues	1,044	—	1,044
Operating lease liabilities, current portion	50	—	50
Income taxes payable	113	—	113
Warrant liability	—	3,540	3,540
Related party payables	1,428	—	1,428
Total current liabilities	52,914	2,540	55,454

Long-term debt, net of current portion and deferred financing cost	22,324	—	22,324
Economic Injury Disaster Loan	150	—	150
Liability related to tax receivable agreement, net of current portion	4,245	—	4,245
Operating lease liabilities, net of current portion	718	—	718
Total liabilities	80,351	2,540	82,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 2,991,792 shares issued and outstanding as of September 30, 2023	3	—	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 11,278,000 shares issued and outstanding as of September 30, 2023	11	—	11
Additional paid-in capital	8,782	(9,153)	(371)
Retained earnings	(2,399)	2,604	205
Noncontrolling interest	—	4,009	4,009
Total stockholders’ equity	6,397	(2,540)	3,857
Total liabilities and stockholders’ equity	$86,748	$—	$86,748

	For the Three Months Ended
	March 31,
	As Previously	Restatement
(in thousands, except per share data)	Reported	Adjustments	As Restated
Revenues
Buy-side advertising	$7,440	$—	$7,440
Sell-side advertising	13,783	—	13,783
Total revenues	21,223	—	21,223

Cost of revenues
Buy-side advertising	2,949	—	2,949
Sell-side advertising	11,841	—	11,841
Total cost of revenues	14,790	—	14,790
Gross profit	6,433	—	6,433

Operating expenses
Compensation, taxes and benefits	3,634	—	3,634
General and administrative	2,940	—	2,940
Total operating expenses	6,574	—	6,574
Loss from operations	(141)	—	(141)

Other income (expense)
Other income	50	—	50
Loss on redemption of non-participating preferred units	—	—	—
Loss on early termination of line of credit	(300)	—	(300)
Interest expense	(1,017)	—	(1,017)
Total other expense, net	(1,267)	—	(1,267)

Loss before taxes	(1,408)	—	(1,408)
Income tax (benefit)	(74)	—	(74)
Net loss	(1,334)	—	(1,334)

Net loss attributable to noncontrolling interest	—	(1,120)	(1,120)
Net loss attributable to Direct Digital Holdings, Inc.	$(1,334)	$1,120	$(214)

Net loss per common share:
Basic	$(0.09)	$0.02	$(0.07)
Diluted	$(0.09)	$0.02	$(0.07)

Weighted-average number of shares of common stock outstanding:
Basic	14,576	(11,675)	2,901
Diluted	14,576	(11,675)	2,901

	For the Three Months Ended
	June 30,
	As Previously	Restatement
(in thousands, except per share data)	Reported	Adjustments	As Restated
Revenues
Buy-side advertising	$11,803	$—	$11,803
Sell-side advertising	23,601	—	23,601
Total revenues	35,404	—	35,404

Cost of revenues
Buy-side advertising	4,588	—	4,588
Sell-side advertising	20,743	—	20,743
Total cost of revenues	25,331	—	25,331
Gross profit	10,073	—	10,073

Operating expenses
Compensation, taxes and benefits	4,553	—	4,553
General and administrative	3,265	—	3,265
Total operating expenses	7,818	—	7,818
Income from operations	2,255	—	2,255

Other income (expense)
Other income	42	—	42
Loss on redemption of non-participating preferred units	—	—	—
Loss on early termination of line of credit	—	—	—
Interest expense	(1,028)	—	(1,028)
Total other expense, net	(986)	—	(986)

Income before taxes	1,269	—	1,269
Income tax expense	74	—	74
Net income	1,195	—	1,195

Net income attributable to noncontrolling interest	—	1,003	1,003
Net income attributable to Direct Digital Holdings, Inc.	$1,195	$(1,003)	$192

Net income per common share:
Basic	$0.08	$(0.05)	$0.03
Diluted	$0.08	$(0.05)	$0.03

Weighted-average number of shares of common stock outstanding:
Basic	14,773	(11,851)	2,922
Diluted	14,834	(11,721)	3,113

	For the Three Months Ended
	September 30,
	As Previously	Restatement
(in thousands, except per share data)	Reported	Adjustments	As Restated
Revenues
Buy-side advertising	$7,850	$—	$7,850
Sell-side advertising	51,622	—	51,622
Total revenues	59,472	—	59,472

Cost of revenues
Buy-side advertising	3,113	—	3,113
Sell-side advertising	44,606	—	44,606
Total cost of revenues	47,719	—	47,719
Gross profit	11,753	—	11,753

Operating expenses
Compensation, taxes and benefits	4,747	—	4,747
General and administrative	2,512	—	2,512
Total operating expenses	7,259	—	7,259
Income from operations	4,494	—	4,494

Other income (expense)
Other income	83	—	83
Loss on redemption of non-participating preferred units	—	—	—
Loss on early termination of line of credit	—	—	—
Interest expense	(1,060)	—	(1,060)
Total other expense, net	(977)	—	(977)

Income before income taxes	3,517	—	3,517
Income tax expense	166	—	166
Net income	3,351	—	3,351

Net income attributable to noncontrolling interest	—	2,780	2,780
Net income attributable to Direct Digital Holdings, Inc.	$3,351	$(2,780)	$571

Net income per share:
Basic	$0.23	$(0.14)	$0.09
Diluted	$0.23	$(0.14)	$0.09

Weighted-average number of shares of common stock outstanding:
Basic	14,268	(11,278)	2,990
Diluted	14,827	(11,783)	3,044

	For the Six Months Ended
	June 30,
	As Previously	Restatement
(in thousands, except per share data)	Reported	Adjustments	As Restated
Revenues
Buy-side advertising	$19,243	$—	$19,243
Sell-side advertising	37,384	—	37,384
Total revenues	56,627	—	56,627

Cost of revenues
Buy-side advertising	7,537	—	7,537
Sell-side advertising	32,584	—	32,584
Total cost of revenues	40,121	—	40,121
Gross profit	16,506	—	16,506
Operating expenses
Compensation, taxes and benefits	8,187	—	8,187
General and administrative	6,205	—	6,205
Total operating expenses	14,392	—	14,392
Income from operations	2,114	—	2,114

Other income (expense)
Other income	92	—	92
Loss on redemption of non-participating preferred units	—	—	—
Loss on early termination of line of credit	(300)	—	(300)
Interest expense	(2,045)	—	(2,045)
Total other expense, net	(2,253)	—	(2,253)

Loss before taxes	(139)	—	(139)
Income tax expense	—	—	—
Net loss	(139)	—	(139)

Net loss attributable to noncontrolling interest	—	(117)	(117)
Net loss attributable to Direct Digital Holdings, Inc.	$(139)	$117	$(22)

Net loss per common share:
Basic	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)

Weighted-average number of shares of common stock outstanding:
Basic	14,676	(11,764)	2,912
Diluted	14,676	(11,764)	2,912

	For the Nine Months Ended
	September 30,
	As Previously	Restatement
(in thousands, except per share data)	Reported	Adjustments	As Restated
Revenues
Buy-side advertising	$27,093	$—	$27,093
Sell-side advertising	89,006	—	89,006
Total revenues	116,099	—	116,099

Cost of revenues
Buy-side advertising	10,650	—	10,650
Sell-side advertising	77,190	—	77,190
Total cost of revenues	87,840	—	87,840
Gross profit	28,259	—	28,259
Operating expenses
Compensation, taxes and benefits	12,934	—	12,934
General and administrative	8,718	—	8,718
Total operating expenses	21,652	—	21,652
Income from operations	6,607	—	6,607

Other income (expense)
Other income	175	—	175
Loss on early termination of line of credit	(300)	—	(300)
Loss on redemption of non-participating preferred units	—	—	—
Interest expense	(3,104)	—	(3,104)
Total other expense, net	(3,229)	—	(3,229)

Income before income taxes	3,378	—	3,378
Income tax expense	166	—	166
Net income	3,212	—	3,212

Net income attributable to noncontrolling interest	—	2,663	2,663
Net income attributable to Direct Digital Holdings, Inc.	$3,212	$(2,663)	$549

Net income per share:
Basic	$0.23	$(0.14)	$0.09
Diluted	$0.22	$(0.13)	$0.09

Weighted-average number of shares of common stock outstanding:
Basic	14,216	(11,278)	2,938
Diluted	14,818	(11,738)	3,080

(in thousands, except per share data)	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’
As Previously Reported	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, December 31, 2022	3,252,764	$3	11,278,000	$11	$8,224	$(3,643)	$—	$4,595
Stock-based compensation	—	—	—	—	94	—	—	94
Issuance of restricted stock	236,754	—	—	—	—	—	—	—
Restricted stock forfeitures	(400)	—	—	—	—	—	—	—
Warrants exercised	2,200	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	(1,334)	—	(1,334)
Balance, March 31, 2023	3,491,318	$3	11,278,000	$11	$8,330	$(4,977)	$—	$3,367
Adjustments
Balance, December 31, 2022	(352,764)	$—	—	$—	$(5,613)	$3,299	$3,314	$1,000
Issuance of restricted stock	(236,754)	—	—	—	—	—	—	—
Restricted stock forfeitures	400	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	1,120	(1,120)	—
Total Adjustments	(589,118)	$—	—	$—	$(5,613)	$4,419	$2,194	$1,000
As Restated
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	94	—	—	94
Warrants exercised	2,200	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	(214)	(1,120)	(1,334)
Balance, March 31, 2023 - As Restated	2,902,200	$3	11,278,000	$11	$2,717	$(558)	$2,194	$4,367

(in thousands, except per share data)	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’
As Previously Reported	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, March 31, 2023	3,491,318	$3	11,278,000	$11	$8,330	$(4,977)	$—	$3,367
Stock-based compensation	—	—	—	—	210	—	—	210
Issuance of restricted stock net of shares withheld for vested awards	54,277	—	—	—	—	—	—	—
Restricted stock forfeitures	(25,815)	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(752)	—	(752)
Net income	—	—	—	—	—	1,195	—	1,195
Balance, June 30, 2023	3,519,780	$3	11,278,000	$11	$8,540	$(4,534)	$—	$4,020
Adjustments
Balance, March 31, 2023	(589,118)	—	—	—	(5,613)	4,419	2,194	1,000
Issuance of restricted stock net of shares withheld for vested awards	(54,277)	—	—	—	—	—	—	—
Restricted stock forfeitures	25,815	—	—	—	—	—	—	—
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	752	(752)	—
Net income	—	—	—	—	—	(1,003)	1,003	—
Total Adjustments	(530,864)	$—	—	$—	$(5,613)	$4,168	$2,445	$1,000
As Restated
Balance, March 31, 2023	2,902,200	$3	11,278,000	$11	$2,717	$(558)	$2,194	$4,367
Stock-based compensation	—	—	—	—	210	—	—	210
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(752)	(752)
Net income	—	—	—	—	—	192	1,003	1,195
Balance, June 30, 2023 - As Restated	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020

(in thousands, except per share data)	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’
As Previously Reported	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, June 30, 2023	2,988,916	$3	11,278,000	$11	$8,540	$(4,534)	$—	$4,020
Stock-based compensation	—	—	—	—	242	—	—	242
Issuance related to vesting of restricted stock units, net of tax withholdings	2,743	—	—	—	—	—	—	—
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(1,216)	—	(1,216)
Net income	—	—	—	—	—	3,351	—	3,351
Balance, September 30, 2023	2,991,792	$3	11,278,000	$11	$8,782	$(2,399)	$—	$6,397
Adjustments
Balance, June 30, 2023	—	—	—	—	(5,613)	4,168	2,445	1,000
Acquisition and redemption of warrants including expenses	—	—	—	—	(3,540)	—	—	(3,540)
Distributions to members	—	—	—	—	—	1,216	(1,216)	—
Net income	—	—	—	—	—	(2,780)	2,780	—
Total Adjustments	—	$—	—	$—	$(9,153)	$2,604	$4,009	$(2,540)
As Restated
Balance, June 30, 2023	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020
Stock-based compensation	—	—	—	—	242	—	—	242
Issuance related to vesting of restricted stock units, net of tax withholdings	2,743	—	—	—	—	—	—	—
Acquisition and redemption of warrants including expenses	—	—	—	—	(3,540)	—	—	(3,540)
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(1,216)	(1,216)
Net income	—	—	—	—	—	571	2,780	3,351
Balance, September 30, 2023 - As Restated	2,991,792	$3	11,278,000	$11	$(371)	$205	$4,009	$3,857

(in thousands, except per share data)	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’
As Previously Reported	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, December 31, 2022	3,252,764	$3	11,278,000	$11	$8,224	$(3,643)	$—	$4,595
Stock-based compensation	—	—	—	—	304	—	—	304
Issuance of restricted stock net of shares withheld for vested awards	291,031	—	—	—	—	—	—	—
Restricted stock forfeitures	(26,215)	—	—	—	—	—	—	—
Warrants exercised	2,200	—	—	—	12	—	—	12
Distributions to members	—	—	—	—	—	(752)	—	(752)
Net loss	—	—	—	—	—	(139)	—	(139)
Balance, June 30, 2023	3,519,780	$3	11,278,000	$11	$8,540	$(4,534)	$—	$4,020
Adjustments
Balance, December 31, 2022	(352,764)	—	—	—	(5,613)	3,299	3,314	1,000
Issuance of restricted stock net of shares withheld for vested awards	(291,031)	—	—	—	—	—	—	—
Restricted stock forfeitures	26,215	—	—	—	—	—	—	—
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	752	(753)	—
Net loss	—	—	—	—	—	117	(117)	—
Total Adjustments	(530,864)	$—	—	$—	$(5,613)	$4,168	$2,445	$1,000
As Restated
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	304	—	—	304
Warrants exercised	2,200	—	—	—	12	—	—	12
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(752)	(752)
Net loss	—	—	—	—	—	(22)	(117)	(139)
Balance, June 30, 2023 - As Restated	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020

(in thousands, except per share data)	Common Stock
	Class A		Class B			Accumulated	Noncontrolling	Stockholders’
As Previously Reported	Units	Amount	Units	Amount	APIC	Deficit	Interest	Equity
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$8,224	$(3,643)	$—	$4,595
Stock-based compensation	—	—	—	—	546	—	—	546
Issuance related to vesting of restricted stock units, net of tax withholdings	89,459	—	—	—	—	—	—	—
Warrants exercised	2,200	—	—	—	12	—	—	12
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	(1,968)	—	(1,968)
Net income	—	—	—	—	—	3,212	—	3,212
Balance, September 30, 2023	2,991,792	$3	11,278,000	$11	$8,782	$(2,399)	$—	$6,397
Adjustments
Balance, December 31, 2022	—	—	—	—	(5,613)	3,299	3,314	1,000
Acquisition and redemption of warrants including expenses	—	—	—	—	(3,540)	—	—	(3,540)
Distributions to members	—	—	—	—	—	1,968	(1,968)	—
Net income	—	—	—	—	—	(2,663)	2,663	—
Total Adjustments	—	$—	—	$—	$(9,153)	$2,604	$4,009	$(2,540)
As Restated
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	546	—	—	546
Issuance related to vesting of restricted stock units, net of tax withholdings	89,459	—	—	—	—	—	—	—
Acquisition and redemption of warrants including expenses	2,200	—	—	—	12	—	—	12
Warrant redemption	—	—	—	—	(3,540)	—	—	(3,540)
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(1,968)	(1,968)
Net income	—	—	—	—	—	549	2,663	3,212
Balance, September 30, 2023 As Restated	2,991,792	$3	11,278,000	$11	$(371)	$205	$4,009	$3,857

(in thousands)	For the Three Months Ended March 31, 2023
	As Previously	Immaterial
	Reported	Revisions	As Revised
Cash Flows Provided By Operating Activities:
Net loss	$(1,334)	$—	$(1,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	136	—	136
Amortization of intangible assets	489	—	489
Reduction in carrying amount of right-of-use assets	42	—	42
Depreciation and amortization of property, equipment and software	57	—	57
Stock-based compensation	94	—	94
Deferred income taxes	(74)	—	(74)
Payment on tax receivable agreement	(46)	46	—
Loss on early termination of line of credit	300	—	300
Changes in operating assets and liabilities:
Accounts receivable	7,304	—	7,304
Prepaid expenses and other assets	(242)	—	(242)
Accounts payable	(3,909)	—	(3,909)
Accrued liabilities and TRA payable	(40)	(110)	(150)
Income taxes payable	8	—	8
Deferred revenues	403	—	403
Operating lease liability	(24)	—	(24)
Net cash provided by operating activities	3,164	(64)	3,100

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(48)	—	(48)
Net cash used in investing activities	(48)	—	(48)

Cash Flows Used In Financing Activities:
Payments on term loan	(164)	—	(164)
Payments of litigation settlement	(64)	64	—
Payment of deferred financing costs	(228)	—	(228)
Proceeds from warrants exercised	12	—	12
Net cash used in financing activities	(444)	64	(380)

Net increase in cash and cash equivalents	2,672	—	2,672
Cash and cash equivalents, beginning of the period	4,047	—	4,047
Cash and cash equivalents, end of the period	$6,719	$—	$6,719

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$879	$—	$879

(in thousands)	For the Six Months Ended June 30, 2023
	As Previously	Immaterial
	Reported	Revisions	As Revised
Cash Flows Provided By Operating Activities:
Net loss	$(139)	$—	$(139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	272	—	272
Amortization of intangible assets	977	—	977
Reduction in carrying amount of right-of-use assets	85	—	85
Depreciation and amortization of property, equipment and software	121	—	121
Stock-based compensation	304	—	304
Deferred income taxes	(6)	—	(6)
Payment on tax receivable agreement	(46)	46	—
Loss on early termination of line of credit	300	—	300
Bad debt expense	52	—	52
Changes in operating assets and liabilities:
Accounts receivable	(3,326)	—	(3,326)
Prepaid expenses and other assets	(257)	—	(257)
Accounts payable	5,662	—	5,662
Accrued liabilities and TRA payable	(769)	(175)	(944)
Income taxes payable	(152)	—	(152)
Deferred revenues	404	—	404
Operating lease liability	(48)	—	(48)
Related party payable	(251)	—	(251)
Net cash provided by operating activities	3,183	(129)	3,054

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(137)	—	(137)
Net cash used in investing activities	(137)	—	(137)

Cash Flows Used In Financing Activities:
Payments on term loan	(328)	—	(328)
Payments of litigation settlement	(129)	129	—
Payment of deferred financing costs	(228)	—	(228)
Proceeds from warrants exercised	12	—	12
Distributions to holders of LLC Units	(752)	—	(752)
Net cash used in financing activities	(1,425)	129	(1,296)

Net increase in cash and cash equivalents	1,621	—	1,621
Cash and cash equivalents, beginning of the period	4,047	—	4,047
Cash and cash equivalents, end of the period	$5,668	$—	$5,668

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$349	$—	$349
Cash paid for interest	$1,769	$—	$1,769

(in thousands)	For the Nine Months Ended September 30, 2023
	As Previously	Restatement		Immaterial
	Reported	Adjustments	As Restated	Revisions	As Revised
Cash Flows Provided By Operating Activities:
Net income	$3,212	$—	$3,212	$—	$3,212
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	435	—	435	—	435
Amortization of intangible assets	1,465	—	1,465	—	1,465
Reduction in carrying amount of right-of-use assets	124	—	124	—	124
Depreciation and amortization of property, equipment and software	185	—	185	—	185
Stock-based compensation	546	—	546	—	546
Deferred income taxes	82	—	82	—	82
Payment on tax receivable agreement	(46)	—	(46)	46	—
Loss on early termination of line of credit	300	—	300	—	300
Bad debt expense	98	—	98	—	98
Changes in operating assets and liabilities:
Accounts receivable	(28,381)	—	(28,381)	—	(28,381)
Prepaid expenses and other assets	(524)	—	(524)	—	(524)
Accounts payable	27,326	—	27,326	—	27,326
Accrued liabilities and TRA payable	(513)	—	(513)	(240)	(753)
Income taxes payable	(61)	—	(61)	—	(61)
Deferred revenues	497	—	497	—	497
Operating lease liability	(70)	—	(70)	—	(70)
Net cash provided by operating activities	4,675	—	4,675	(194)	4,481

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(137)	—	(137)	—	(137)
Net cash used in investing activities	(137)	—	(137)	—	(137)

Cash Flows Used In Financing Activities:
Payments on term loan	(491)	—	(491)	—	(491)
Payments of litigation settlement	(194)	—	(194)	194	—
Payment of deferred financing costs	(442)	—	(442)	—	(442)
Proceeds from warrants exercised	12	—	12	—	12
Distributions to members	(1,988)	—	(1,988)	—	(1,988)
Net cash used in financing activities	(3,103)	—	(3,103)	194	(2,909)

Net increase in cash and cash equivalents	1,435	—	1,435	—	1,435
Cash and cash equivalents, beginning of the period	4,047	—	4,047	—	4,047
Cash and cash equivalents, end of the period	$5,482	$—	$5,482	$—	$5,482

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$349	$—	$349	$—	$349
Cash paid for interest	$2,667	$—	$2,667	$—	$2,667

Non-cash Financing Activities:
Accrual of warrant redemption liability	$—	$3,540	$3,540	$—	$3,540
Issuance related to vesting of restricted stock units, net of tax withholdings	$90	$—	$90	$—	$90

ITEM 9.Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2023 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weaknesses described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2023.

Management's Report on Internal Control Over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

We identified material weaknesses in our controls over the journal entry processes, information technology general controls (“ITGC”) and the technical evaluation of accounting matters that existed as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are a result of our processes and related controls not operating effectively related to journal entry processes, ITGC and the technical evaluation of accounting matters. As further detailed in Note 13 – Restatement (Unaudited) to the Company’s audited financial statements, the Company identified prior year accounting errors in the Company’s previously reported unaudited interim consolidated financial statements beginning March 31, 2022 resulting from the incorrect (1) accounting for and presentation of NCI, (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of, NCI, and (4) timing of the recording of the 2023 redemption of warrants. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the quarterly unaudited consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023.

Other than the described above, there were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Management’s Plan to Remediate the Material Weakness

Management has implemented remediation steps to address the material weaknesses and to improve our internal control environment. Specifically, in late 2023, the Company engaged consultants to assist in identifying and testing the design of control over business processes as well as ITGC. The first phase of this project was completed in the first quarter of 2024. We are in the process of enhancing the design of certain internal control procedures and implementing new internal controls over (1) the segregation of duties within the journal entry process, (2) the access to program and change management within our information technology environment, and (3) the evaluation of technical accounting matters. These controls are planned to be tested for design and operating effectiveness in future periods. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.

While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Previously Reported Material Weakness

During the year ended December 31, 2023, the Company completed its efforts to remediate the material weakness identified in 2022 in our controls over completeness of revenue. Upon completion of those efforts, the Company concluded that the material weakness had been remediated as of December 31, 2023. As part of those remediation efforts, the Company implemented remediation actions during 2023 that included improving its review process including the reconciliation and documentation of the demand-side platform reports to the sell-side platform data, improving contract management and review processes, engaging outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting, identifying and documenting the risk assessment and internal controls, and testing the effectiveness of the design of our internal controls.

Changes in Internal Controls Over Financial Reporting

Other than as discussed above, there were no changes in internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control system over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10.Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)	Since
Executive Officers
Mark D. Walker	48	Chairman and Chief Executive Officer	August 2021
Keith W. Smith	56	President and Director	August 2021
Diana P. Diaz	61	Chief Financial Officer	October 2023
Maria Vilchez Lowrey	43	Chief Growth Officer	August 2022
Anu Pillai	54	Chief Technology Officer	March 2021

Non-Employee Directors
Richard Cohen	73	Director	December 2021
Antoinette R. Leatherberry	63	Director	December 2021
Mistelle Locke	47	Director	January 2023

Executive Officers

Mark D. Walker. Mr. Walker became our Chairman and Chief Executive Officer on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of Direct Digital Holdings LLC, a subsidiary of the Company and our holding company prior to the completion of our initial public offering (“DDH LLC”). Prior to founding Direct Digital with Mr. Smith, Mr. Walker worked at CVG Group, LLC (“CVG Group”), a private equity firm, from October 2016 to May 2019 as the Chief Operating Officer responsible for the operations of the portfolio companies within CVG Group’s holdings. In this role, he was the Acting COO for Ebony Media Operations (“Ebony Media”), where he was responsible for initiating and overseeing the digital transformation of Ebony Media from a print publication to a digital-first organization. Prior to CVG Group and Ebony Media, he worked for the largest retail electricity provider within the United States, NRG Energy Inc. (NYSE: NRG), from 2005 to 2016, in positions of progressively increasing scope and responsibility. While at NRG Energy, he built multiple revenue streams through digital, retail and business development activities while increasing overall revenue to NRG Energy, where he represented approximately 40% of new revenue of NRG Energy Home division. Mr. Walker brings nearly 20 years of experience building relationships and revenue generating operations for Fortune 500 corporations, working in business development and marketing for Deloitte, and startup organizations. Throughout his career, Mr. Walker has sat on multiple advisory boards within the industry, such as Hitwise and Dentsu Aegis, and has written multiple articles and case studies that have been showcased in Jupiter Research and Search Engine Watch. We believe that Mr. Walker is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Executive Officer and a founder of the Company, as well as his other extensive executive experience. Mr. Walker holds a B.A. in Economics from The University of Texas and was a member of the Board of Directors of the University of Texas Alumni Association.

Keith W. Smith. Mr. Smith is a co-founder of the Company and became our President on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of DDH LLC. Prior to founding Direct Digital, Mr. Smith was a Managing Partner at Parkview Advisors, LLC, and President and CEO of Parkview Capital Credit, Inc., from November 2014 to April 2020, where he invested and managed more than $75 million with small and mid-sized businesses to provide acquisition and growth capital. Prior to Parkview, Mr. Smith served as Managing Director for a private equity-led, direct lending platform, Capital Point Partners, where he invested and managed more than $150 million in direct lending first lien, second lien and mezzanine investments, as well as complimentary minority equity investments. Prior to Capital Point Partners, he worked for Rabobank International (“RI”) from 2006 to 2009, where he was a Vice President and Portfolio Manager of more than $2 billion in direct lending and structured credit bank assets for one of the company’s special investment vehicles. He played a key role in originating new client transactions as well as managing a book of existing bank clients. Prior to RI, he was an Associate Director in the Structured Finance Group of Standard & Poor’s from 2003 to 2006, where he analyzed and rated transactions across a broad spectrum of asset types. In addition to his investment banking background, Mr. Smith also has over six years of legal experience as an attorney and has served on the boards of numerous portfolio companies. We believe that Mr. Smith is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our President and a co-founder of the Company, as well as his other executive experience and financial, investment and management experience. Mr. Smith holds a B.A. in Economics from The University of Texas at Austin; a J.D. from Southern Methodist University; and an M.B.A. from The Olin School of Business at Washington University in St. Louis.

Diana P. Diaz. Diana P. Diaz became our Chief Financial Officer in October 2023 after serving as the Company’s interim Chief Financial Officer since June 2023. Ms. Diaz joined the Company from Sharps Compliance Corp. (previously Nasdaq listed (SMED)) until its acquisition), a leading national healthcare waste management provider to customers in multiple healthcare-related markets, specializing in regulated waste streams including medical, pharmaceutical and hazardous, where she served for a total of 13 years, including as Vice President and Chief Financial Officer from June 2010 to February 2022. Ms. Diaz’s prior positions include Chief Financial Officer of University General Hospital in Houston, Texas from September 2006 to May 2009, Controller at Memorial Hermann Healthcare System, Texas Medical Center from September 2002 to August 2006 and Controller of the wholesale group at Reliant Energy from July 1998 to May 2002. Ms. Diaz started her career at Deloitte & Touch LLP where she worked from July 1985 to June 1998, ending her tenure at that firm as Audit Senior Manager. Ms. Diaz received her BBA in Accounting from The University of Texas at Austin and her MBA from Rice University’s Jesse H. Jones Graduate School of Management.

Maria Vilchez Lowrey. Maria Vilchez Lowrey was named Chief Growth Officer of Direct Digital in August 2022. Ms. Lowrey is responsible for leading business development, channel development, and integrating the management of brand related marketing activities across Direct Digital’s portfolio of brands. With over 20 years of senior level leadership experience working across energy, home services, and steel sectors, Ms. Lowrey has delivered game-changing business transformation initiatives for Fortune 500 retail giants and multi-billion-dollar companies. As an energetic and ambitious leader, she has a passion for building new customer acquisition sales channels, scaling sales channels, and forging relationships that deliver material growth through B2B or B2B2C strategic partnerships. Her strategic partnerships encompass launching transformational energy retail programs for well-known brands like Sam's Club, Home Depot, Kroger, Best Buy, and AT&T / DIRECTV. Ms. Lowrey comes to Direct Digital from Just Energy, where she served as Senior Vice President of Direct Sales and Partnerships for Just Energy Group (OTC: JE), Amigo Energy, Tara Energy, and Terrapass, its affiliate brands from December 2016 to August 2022. There, she was responsible for diversifying the company's direct sales channels by launching its first national retail partnership with one of the largest retailers in the world. Prior to that, she served in various key management positions across sales leadership, business development, operations, and project management at NRG Energy, Inc.(NYSE: NRG) from 2007 to 2016, primarily responsible for building new go-to-market sales channels and developing strategic partnerships with the most well-known brands in the country. Prior to NRG, Ms. Lowrey started her career in the steel industry as global supply chain transportation and procurement manager serving large multi-national consumer companies. Ms. Lowrey spends her free time as a strong advocate of community service, serving on non-profit boards such as Homemade Hope and is on the advisory board for Houston Arts Alliance and Dress for Success Houston which all help underserved communities, especially Hispanics, African Americans and women. Ms. Lowrey holds a B.S. in Management Information Systems from Texas A&M University.

Anu Pillai. Anu Pillai was named Chief Technology Officer of Direct Digital in March 2021. Ms. Pillai brings extensive experience in defining and executing new product development solutions as well as large enterprise IT implementations and has successfully led global projects with complete responsibility for cross-functional teams in program management, product design, software development, system architecture, cybersecurity, integration and implementation. Prior to serving at Digital Direct Holdings, Ms. Pillai held executive positions and led digital transformations at several companies, including BLK/OPL, a direct-to-consumer e-commerce cosmetic brand, from 2019 to 2021, where she served as SVP, Digital Technology & Ecommerce, and Ebony Media, publisher of the iconic EBONY magazine, from 2011 to 2019, where she served as SVP, Digital Technology & Monetization. She was responsible at both of these companies for the execution of all technology and digital initiatives including system design and architecture, development, project management, resource planning of onsite/offshore resources and monetization across all digital properties with specific emphasis on increasing revenues through various programmatic channels. Prior to that, Ms. Pillai held leadership roles with leading Fortune 50 technology and infrastructure companies, such as General Electric, from 2005 to 2007, where she served as an IT leaser; Intel Corporation, from 2000 to 2003, where she served as a Senior Software Engineer; and Motorola, from 1996 to 1998, where she served as an analyst, and we believe she has proven experience in managing and leading small and large global development teams with technology resources spread across the U.S., China, Mexico and India. Ms. Pillai holds a B.S. in Computer Science and Engineering from Bharathiar in India.

Non-Employee Directors

Richard Cohen. Mr. Cohen became a member of our board of directors in November 2021. He has served as President of Richard M Cohen Consultants since 1996, where he provides corporate financial consulting services to a number of clients. Mr. Cohen served as Founder and Managing Partner of Chord Advisors from March 2012 to July 2015, a firm providing outsourced CFO services to both public and private companies. Prior to founding Chord Advisors, Mr. Cohen served as the Interim CEO, and as a member of the board of directors, of CorMedix Inc. (NASDAQ: CRMD), from March 2012 to July 2015. Mr. Cohen has also served as a partner with Novation Capital from July 2001 to August 2012 until its sale to a private equity firm. He has served as a member of numerous boards and committees, including as a member of the audit committee of Rodman and Renshaw, an investment banking firm, from July 2008 to August 2012, and as a member of the board of directors of Great Elm Capital Corp., a public company which operates as a management investment company, since March 2022; Smart for Life, Inc. (NASDAQ: SMFL), a public company which develops, manufactures and sells nutritional and related products, from February 2022 to August 2022; 20/20 GeneSystems Inc., a private company in the digital diagnostics sector, since 2018; Ondas Networks, Inc. (NASDAQ: ONDS), a public company which provides private wireless data and drone solutions, since 2016; and Helix BioMedix, a former public company specializing in dermatology and consumer products, since 2005, where he has also served as a member of the audit committee. We believe that Mr. Cohen is qualified to serve as a member of our board of directors because of his extensive financial experience, as well as his leadership and management skills gained from his prior board experience. He holds a B.S. with honors in Economics from the University of Pennsylvania Wharton School and an M.B.A. from Stanford University.

Antoinette R. Leatherberry. Ms. Leatherberry became a member of our board of directors in November 2021. Ms. Leatherberry retired from Deloitte, a consulting, audit, tax and advisory services company, in September 2020, where she served in a number of roles during her 30-year career, including Board Relations Leader for the Risk and Financial Advisory practice, from September 2017 to September 2020, and Principal, Technology Strategy, from 2008 to August 2017. She also served as President of the Deloitte Foundation, from 2016 until her retirement. Ms. Leatherberry has served as a member of the board of directors, audit committee, and human resource committee of Zoetis Inc. (NYSE: ZTS), a public animal health company, since December 2020, and as a member of the board of directors, the nominating and governance committee, and the compensation committee of American Family Insurance Mutual Holding Company, Inc., a private mutual company, since January 2021. She has also served on the Widener University Board of Trustees, since 2015, and the Boston University Board of Trustees since September 2020. She previously served as chair of The Executive Leadership Council from January 2019 until December 2020. We believe that Ms. Leatherberry is qualified to serve as a member of our board of directors because of her extensive experience with complex technology transformations, her strategic digital technology experience, and her corporate governance expertise. She holds a B.S. in Mechanical Engineering from Boston University and an M.B.A. in Operations Management and Supervision from Northeastern University.

Mistelle Locke. Ms. Locke was appointed to our Board in January 2023, upon the recommendation of the Nominating and Corporate Governance Committee. Ms. Locke served as an advisor to the Board from February 2022 through January 2023. She previously served as Chief Marketing Officer for industry leader Dentsu Media. Prior to that, Ms. Locke served in several senior executive positions for iProspect, including President of iProspect Americas, Global Chief Client Officer and Global Chief Marketing Officer. Ms. Locke transformed iProspect, a company that she helped grow through a merger in 2008 with her company, Range Online Media, from an SEO brand into the largest and most innovative digital media and performance agency in the world scaled across more than 90 markets with more than 8,000 media and performance specialists. In her career, Ms. Locke has worked with some of the world's most iconic brands, including General Motors, Adidas, NIKE, The GAP Brands, Microsoft, Estée Lauder Companies, Accor Hotels, Burberry, Heineken and Kering. She also received the e-Microsoft Bing "Lifetime Achievement" award, for her contribution to the digital advertising industry, and Fast Company listed her on its list of "25 Top Women Business Builders." We believe Ms. Locke is qualified to serve as a member of our board of directors because of her tremendous amount of industry insight and expertise and will be a valuable asset for the senior leadership team and our strategic decision-making. She holds a Bachelor’s Degree in Corporate Communications from the University of Texas.

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

Audit Committee

Our audit committee consists of Mr. Cohen and Mses. Leatherberry and Locke. Under the Nasdaq listing rules and Rule 10A-3 under the Exchange Act (“Rule 10A-3”), the audit committee is required to be comprised of at least three directors who meet certain independence and experience standards, subject to transitional relief during the one-year period following the completion of an initial public offering. Our board of directors has determined that each of Mr. Cohen and Mses. Leatherberry and Locke satisfy the independence requirements under the Nasdaq listing standards and Rule 10A-3. The chair of our audit committee is Mr. Cohen, whom our board of directors determined is an “audit committee financial expert” within the meaning of SEC regulations.

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

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

●	helping our board of directors oversee our corporate accounting and financial reporting processes;
●	reviewing and discussing with management all press releases regarding our financial results and any other information provided to securities analysts and rating agencies, including any non-GAAP financial information;
●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and
●	reviewing and investigating conduct alleged to be in violation of our code of business conduct and ethics, and adopting, as necessary or appropriate, remedial, disciplinary, or other measures with respect to such conduct.

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

ITEM 11.Executive Compensation

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. In accordance with these rules, our “named executive officers” for fiscal year 2023 were:

●	Mark Walker, Chairman and Chief Executive Officer;
●	Keith Smith, President and Director;
●	Diana P. Diaz, Chief Financial Officer; and
●	Susan Echard, former Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2023 and 2022 below.

Name and principal			Salary	Nonequity incentive plan compensation	Stock awards	Option awards	All other compensation		Total
position	Year		($)	($)	($)(1)	($)	($)		($)
Mark Walker	2023		530,200	375,000	276,844	71,759	—		1,253,803
Chairman and Chief Executive Officer	2022		518,750	—	98,658	59,388	—		676,796

Keith Smith	2023		530,200	375,000	276,844	71,759	—		1,253,803
President	2022		518,750	—	98,658	59,388	—		676,796

Diana P. Diaz	2023	(2)	75,000	—	45,879	28,762	—		149,641
Chief Financial Officer

Susan Echard	2023		139,223	199,250	—	—	135,417	(3)	473,890
Former Chief Financial Officer	2022		272,500	—	30,213	18,187	7,400		328,300

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating these values are described in Note 2 to the Company’s consolidated financial statements contained herein.
(2)	Ms. Diaz was employed by Vaco, LLC, a consulting firm, to which we paid a total of $290,000 in fees for fiscal year 2023, prior to Ms. Diaz joining the Company in October 2023.
(3)	Ms. Echard’s employment with the Company ceased on June 5, 2023. As a result of that cessation, Ms. Echard become entitled to severance payments equal to 12 months of her base salary, subject to her continued compliance with restrictive covenants. This amount represents the portion of those severance payments made to her in 2023. The remaining $257,000 in severance payments were made to Ms. Echard in 2024.

Annual Incentive Program

Our named executive officers are each eligible to participate in an annual incentive program. Under this program, each participating executive has a target annual incentive amount and may earn between zero and 90% of that target amount based on the Company’s achievement of specified performance goals.  For 2022, Messrs. Walker and Smith and Ms. Echard had target annual incentive amounts equal to 75%, 75% and 50% of their base salaries, respectively, and based on 2022 corporate performance, they each earned annual incentive payouts equal to 150% of their target amounts. For 2023, Messrs. Walker and Smith and Ms. Diaz had target annual incentive amounts equal to 75%, 75% and 50% of their base salaries, respectively, and based on 2023 corporate performance, they each earned annual incentive payouts equal to 85% of their target amounts. The earned annual incentive payouts in 2023 for 2022 performance are reported in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation” and were paid in cash. The earned annual incentive payouts for 2023 were paid in 2024 in the form of unrestricted shares of our common stock.

Executive Employment Agreements with our Named Executive Officers

Messrs. Walker and Smith and Ms. Diaz have each entered into employment agreements with our subsidiary DDH LLC.  The employment agreements set forth their annual base salaries of $500,000, $500,000 and $350,000, respectively, their eligibility for annual bonuses and long-term incentive awards, the at-will nature of their employment, certain expense reimbursements, and their eligibility to participate in our benefit plans generally. In addition, the employment agreements include customary non-competition, non-solicitation, non-disparagement, confidentiality, and intellectual property covenants.

The severance provisions of each executive’s employment agreement are substantially the same.  If the executive’s employment ceases for any reason, the executive will be entitled to receive (i) accrued but unpaid base salary through the termination date, (ii) reimbursement for any unreimbursed and reasonable business expenses incurred through the termination date consistent with the expense reimbursement policy of DDH LLC, (iii) payout of accrued but unpaid paid-time-off days, if required by applicable law; and (iv) any other payments, benefits, or fringe benefits to which he or she is entitled as of the termination date under any applicable plan, program or grant.

In addition, if the executive’s employment is terminated without “cause” by DDH LLC or by the executive for “good reason”, in either case prior to a “change in control” (as those terms are defined in the executive’s employment agreement), the executive will be entitled to continuation of his or her base salary for twelve months. However, if such termination without cause or resignation with good reason occurs upon or following a Change in Control, the executive’s period of base salary continuation will be extended from twelve to twenty-four months and the executive will also be entitled to a lump sum payment equal to his or her target bonus for the year of separation. In each case, these severance payments will be conditioned on the executive’s execution of a general release of claims.

Equity Awards

Each of our named executive officers is also eligible to receive equity awards under our 2022 Omnibus Incentive Plan.  The size and other terms of equity awards are determined by the compensation committee of our board of directors, in their discretion.  In 2023, the compensation committee made both restricted stock unit and stock option awards to our named executive officers. These restricted stock unit and stock option awards generally vest (subject to the continued service of the grantee) in three equal annual installments, although vesting may accelerate in connection with certain employment terminations or a change in control.

Outstanding Equity Awards at Fiscal Year End

								Equity
								Incentive
								Plan
	Number of					Market	Equity	Awards:
	Securities	Number of			Number of	Value of	Incentive	Market or
	Underlying	Securities			Shares of	Shares or	Plan	Payout
	Unexercised	Underlying	Option/	Option/	Units of	Units of	Awards:	Value of
Name and	Options/	Unexercised	Warrant	Warrant	Stock That	Stock That	Number or	Unearned
principal	Warrant	Options	Exercise	Expiration	Have Not	Have Not	Unearned	Shares
position	Exercisable (#)	Unexercisable (#)(1)	Price ($)	Date	Vested (#)(2)	Vested ($)	Shares (#)	($)
Mark Walker Chairman and Chief Executive Officer	20,300	40,600	$1.62	6/10/2032	40,600	$65,772	—	—
		29,910	3.96	3/20/2033	60,910	276,844

Keith Smith President	20,300	40,600	$1.62	6/10/2032	40,600	$65,772	—	—
		29,910	3.96	3/20/2033	60,910	276,844

Diana Diaz, Chief Financial Officer	—	18,650	2.46	10/16/2033	18,650	45,879	—	—

Susan Echard, Former Chief Financial Officer	—	—	$—	—	—	$—	—	—
(1)	Options vest in equal annual installments over the three years after the option grant date. Each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the Company’s 2022 Omnibus Incentive Plan and in the applicable stock option agreement.
(2)	Restricted stock units vest in equal annual installments over the three years after the restricted stock unit grant date. Each restricted stock unit is subject to the condition that the recipient will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each restricted stock unit is further subject to the terms and conditions set forth in the Company’s 2022 Omnibus Incentive Plan and in the applicable restricted stock unit agreement.

Clawback Policy

In 2023, the Company adopted a clawback policy (the “Clawback Policy”) to comply with the requirements of the Exchange Act, SEC rules and the Nasdaq Stock Market’s listing rules, such that in the event of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, the Company is required to seek recoupment of certain cash and performance-based equity incentive compensation received or deemed to be received by the Company’s current or former executive officers to the extent such compensation is determined to have been erroneously paid. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement for a restatement. The policy is administered by the Company’s Board of Directors or, if so designated by the Board of Directors, a committee of the Board of Directors. Any determinations made by the Board of Directors or a committee to which the Board’s authority under the Clawback Policy has been delegated shall be final and binding on all affected individuals.

Erroneously Awarded Compensation Analysis

As discussed below in the notes to the Company’s consolidated financial statements under the heading “Note 13 – Restatement,” the Company is restating its quarterly unaudited interim financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023, for the three-month period ended March 31, 2023, the three- and six-month periods ended June 30, 2023 and for the three- and nine-month periods ended September 30, 2023, as well as certain financial information from 2022. Under the Clawback Policy, in the event of an accounting restatement of financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the amount of Covered Compensation (as defined in the Clawback Policy) subject to recovery from an executive officer is the amount received in excess of the amount that would have been paid to the executive officer absent the restatement, calculated on a pre-tax basis. The Clawback Policy defines “Covered Compensation” to include any non-equity incentive plan awards, bonuses paid from a bonus pool, cash awards, equity or equity-based awards, or proceeds received upon sale of shares acquired through an incentive plan, provided that such compensation is granted, earned, and/or vested based wholly or in part on the attainment of a financial performance measure.

Upon review and consideration, upon authority delegated by the Board of Directors, the Compensation Committee concluded that the revisions to the Company’s previously issued financial statements did not impact any financial metric utilized to determine Covered Compensation during the relevant periods. As a result, the compensation committee determined that there was no erroneously awarded compensation to be recovered under the Company’s Clawback Policy as a result of the restatements.

Director Compensation

Director compensation for the year ended December 31, 2023, which was pro-rated for board members who served less than the entire service period during fiscal 2023, is shown in the table below:

	Fees earned or	Stock
	paid in cash	awards
Name	($)	($)(1)(2)	Total ($)
Richard Cohen	40,000	80,000	120,000
Antoinette R. Leatherberry	53,500	80,000	133,500
Mistelle Locke(3)	35,000	160,000	195,000

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating these values are described in Note 2 to our consolidated financial statements included herein.

(2)	Unvested restricted stock unit awards held by our non-employee directors as of December 31, 2023 are summarized below:

	Shares to Award
Name	(#)	Grant Date
Richard Cohen	32,922	June 10, 2022
	24,615	June 12, 2023
Antoinette R. Leatherberry	32,922	June 10, 2022
	24,615	June 12, 2023
Mistelle Locke	21,739	January 16, 2023
	24,615	June 12, 2023

(3)	Ms. Locke was appointed to our Board on January 16, 2023.

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer

Board of Directors:
All non-employee members	$30,000
Additional retainer for non-executive chairperson	$20,000
Audit Committee:
Members	$—
Additional retainer for chair	$10,000
Compensation Committee:
Members	$—
Additional retainer for chair	$5,000
Nominating and Corporate Governance Committee:
Members	$—
Additional retainer for chair	$3,500

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

Equity Awards

We have no fixed policy regarding the issuance of equity awards to our non-employee directors.  However, our board of directors has in recent years approved annual awards of restricted stock units to our non-employee directors. Those awards generally vest (subject to the continued service of the grantee) in three equal annual installments, although vesting may accelerate in certain circumstances, such as in connection with a change in control.

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

Repricing

Repricing of options and SARs (as defined in the 2022 Plan) is generally prohibited under the 2022 Plan without approval of our stockholders.

Change in Control

Unless the applicable award agreement provides otherwise, in the event of a “change in control” (as defined in the 2022 Plan),

●	if a participant’s employment or service with the Company is terminated by the Company without “cause” (as defined in the 2022 Plan) or by the participant for “good reason” (as defined in the 2022 Plan) within twelve months of a change in control of the Company or in contemplation of a change in control, all awards held by such participant become fully vested and immediately exercisable, and any applicable restricted period ends on the termination date;
●	all incomplete performance periods in effect on the date the change in control occurs will end on the date of the change in control, and the Committee will determine the extent to which performance goals with respect to each such award period have been met based upon such audited or unaudited financial information then available as it deems relevant; and each participant will be paid partial or full awards with respect to performance goals for each relevant award period based upon the Committee’s determination of the degree of attainment of any performance goals;
●	the acquiring entity may choose to either (i) continue the terms and conditions of each award under the 2022 Plan, or (ii) replace the outstanding awards with a substantially equivalent award with respect to the acquiring entity’s stock; and
●	if an excise tax under Code Section 4999 will be triggered by any payments owed to a participant in connection with or contingent upon the change in control, the Company will reduce the aggregate amount of the payments payable to the participant such that no excise tax will be assessed, unless the after-tax payment, even with the excise tax, will be a greater value than the value resulting from the reduction and avoidance of the excise tax.

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

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our Class A common stock and Class B common stock by:

●	each person, or group of affiliated persons, who is known to beneficially own more than 5% of either our Class A common stock or our Class B common stock;
●	each of our named executive officers for fiscal year 2023;
●	each of our current directors; and
●	all of our current directors and executive officers as a group.

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

The percentage of beneficial ownership of our Class A common stock and our Class B common stock is based on 3,795,199 shares of Class A common stock and 10,868,000 shares of Class B common stock issued and outstanding as of October 11, 2024 (the “Measurement Date”).

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

Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 1177 West Loop South, Suite 1310, Houston, TX 77027.

	Shares of Class A
	Common			Shares of Class B
	Stock Beneficially			Stock			Total Voting Power
	Owned			Beneficially Owned			Beneficially Owned
	No. (4)		Percent	No.		Percent	No.	Percent
5% Stockholders
Direct Digital Management, LLC(1)			—%	10,868,000		100%	10,868,000	74.1%

Named Executive Officers and Directors
Mark Walker, Chairman and Chief Executive Officer	261,935	(2)	6.9%	5,489,000	(2)	50.5%	5,750,935	39.2%
Keith Smith, President and Director	192,657	(2)	5.1%	5,379,000	(2)	49.5%	5,571,657	38.0%
Diana P. Diaz, Chief Financial Officer	16,127	(3)	*	—		—%	16,127	*
Richard Cohen, Director	38,183		1.0%	—		—%	38,183	*
Antoinette R. Leatherberry, Director	38,017		1.0%	—		—%	38,071	*
Mistelle Locke, Director	12,634		0.3%	—		—%	12,634	*
All executive officers and directors as a group (8 persons)(3)	590,409		15.5%	10,868,000		100%	11,458,409	78.1%

* Less than 1%

(1)	Direct Digital Management, LLC is a holding company in which Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, each indirectly hold an approximately 50% economic and voting interest, as adjusted for redemptions of LLC Units in exchange for shares of Class A Common Stock of the Company. AJN Energy & Transport Ventures, LLC and SKW Financial LLC directly hold the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B common stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B common stock held by SKW Financial LLC.
(2)	Consists of the shares owned by Direct Digital Management, LLC. Each of Messrs. Walker and Smith indirectly hold an approximately 50% economic and voting interest in Direct Digital Management, LLC, as adjusted for redemptions of LLC Units in exchange for shares of Class A Common Stock of the Company. AJN Energy & Transport Ventures, LLC and SKW Financial LLC directly hold the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B common stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B common stock held by SKW Financial LLC.
(3)	Includes: (i) 6,217 shares of Class A common stock that can be acquired by Ms. Diaz upon the exercise of stock options that are vested or vesting within 60 days of the Measurement Date and (ii) 6,217 shares of Class A common stock to be issued upon vesting of restricted stock units within 60 days of the Measurement Date.

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
Number of securities
remaining available
			Weighted-		for future issuance
			average		under equity
	Number of securities to be		exercise price of		compensation plans
	issued upon exercise of		outstanding		(excluding securities
	outstanding options,		options, warrants		reflected in
Plan Category	warrants and rights		and rights		column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	913,512	(1)	$1.02	(2)	488,646	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	913,512	(1)	$1.02	(2)	488,646	(3)

(1)	Includes stock options and restricted stock units with respect to 371,116 and 542,396 shares of our common stock, respectively.
(2)	Restricted stock units have no exercise price and are therefore not included in the calculation of this weighted average exercise price.
(3)	Represents the number of shares of our common stock available for issuance in respect of awards under our 2022 Omnibus Incentive Plan. In addition to stock options and restricted stock units, our 2022 Omnibus Incentive Plan authorizes the issuance of stock appreciation rights, restricted stock awards and stock bonus awards. All shares reserved for issuance under this plan are available for issuance in respect of any type of award that may be made under the plan.

ITEM 13.Certain Relationships and Related Person Transactions, and Director Independence

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

Tax Receivable Agreement

We expect to obtain an increase in our share of the tax basis of the assets of DDH LLC when (as described below under “— DDH LLC Agreement — LLC Unit Redemption Right”) DDM (a) redeems or exchanges its LLC Units for newly issued shares of our Class A common stock on a one-for-one basis and (b) receives payments under the Tax Receivable Agreement (such basis increase, a “Basis Adjustment”). We intend to treat such redemptions or exchanges of LLC Units as the direct purchase of LLC Units by Direct Digital Holdings from DDM for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Units are surrendered by DDM to DDH LLC for redemption or sold to Direct Digital Holdings upon the exercise of our election to acquire such LLC Units directly. A Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities to the extent that we have positive taxable income in a future tax period that is offset by tax depreciation or amortization deductions arising from such Basis Adjustment. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets, which could also generate tax savings for us.

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

The Basis Adjustments, as well as any amounts paid to DDM under the Tax Receivable Agreement, will vary depending on a number of factors, including:

●	the timing of any subsequent redemptions or exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of DDH LLC at the time of each redemption or exchange;
●	the price of shares of our Class A common stock at the time of redemptions or exchanges — the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;
●	the extent to which such redemptions or exchanges are taxable — if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and
●	the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the Basis Adjustments) — the Tax Receivable Agreement generally requires Direct Digital Holdings to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. Except as discussed below, in cases of (i) a material breach of a material obligation under the Tax Receivable Agreement, (ii) a change of control or (iii) an early termination of the Tax Receivable Agreement, if Direct Digital Holdings does not have taxable income, it will generally not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year may generate tax attributes that may be utilized to generate tax benefits in future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.

The aggregate balance of tax receivable liabilities owed to DDM as of December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023	2022
Liability related to tax receivable agreement:
Short term	$41	$183
Long term	5,201	4,150
Total liability related to tax receivable agreement	$5,242	$4,333

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

DDH LLC Agreement

We operate our business through DDH LLC and its subsidiaries. We and DDM entered into DDH LLC’s amended and restated limited liability company agreement, which we refer to as the “DDH LLC Agreement,” on February 15, 2022. The operations of DDH LLC, and the rights and obligations of the holders of LLC Units, are set forth in the DDH LLC Agreement.

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

LLC Unit Redemption Right

The DDH LLC Agreement provides a redemption right to DDM which entitles it to have its LLC Units redeemed, from time to time at its election (subject to the terms of the DDH LLC Agreement), for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, DDM will surrender its LLC Units to DDH LLC for cancellation. The DDH LLC Agreement requires that we contribute shares of our Class A common stock to DDH LLC in exchange for an amount of newly issued LLC Units in DDH LLC that are issued to us equal to the number of LLC Units redeemed from DDM. DDH LLC will then distribute the shares of our Class A common stock to DDM to complete the redemption. In the event of such a redemption election by DDM, Direct Digital Holdings may effect a direct exchange of Class A common stock. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Units that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Indemnification

The DDH LLC Agreement provides for indemnification of the manager, members and officers of DDH LLC and their respective subsidiaries or affiliates.

Director Independence

Our Class A common stock is listed on The Nasdaq Capital Market under the symbol “DRCT”. Under the rules of The Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of our initial public offering, which closed on February 15, 2022. In addition, the rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

In October 2024, our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these non-employee directors is “independent” as that term is defined under the rules of The Nasdaq Capital Market. In October 2024, our board of directors also determined that Mr. Cohen and Mses. Leatherberry and Locke, each of whom sit on our audit committee, compensation committee and nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Capital Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.Principal Accountant Fees and Services

Audit Fees and Services

As previously reported, the Audit Committee appointed BDO USA, P.C. to serve as the Company’s registered public accounting firm for fiscal year ended December 31, 2023. The following table summarizes the fees BDO USA, P.C. billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2023	2022
Audit Fees (1) (BDO USA, P.C.)	$850,763	$—
Total Fees	$850,763	$—
(1)	Audit fees consist of fees billed for professional services rendered by BDO USA, P.C. for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Predecessor Audit Fees and Services

Marcum LLP was our independent registered public accounting firm for the year ended December 31, 2022. The following table summarizes the fees Marcum LLP billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2023	2022
Audit Fees (1) (Marcum LLP)	596,885	$421,666
Audit-Related Fees (2)	46,378	25,750
Tax Fees (3)	—	4,120
All Other Fees	—	—
Total Fees	$643,263	$451,536
(1)	Audit fees consist of fees billed for professional services rendered by Marcum LLP for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services performed by Marcum LLP that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.
(3)	Tax fees consist of fees for professional services with respect to tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the fees paid to BDO USA, P.C. and Marcum LLP in the years ended December 31, 2023 and 2022 were pre-approved by the audit committee.

PART IV.

ITEM 15.Exhibits and Financial Statement Schedules

(a)	1.Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 65-111, are filed as part of this Annual Report on Form 10-K.

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

(b)	Exhibits. See Item 15(a)(3) above.
(c)	Financial Statement Schedules. See Item 15(a)(2) above.

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC.	8-K	001-41261	February 16, 2022	4.2
4.2	Description of the Registrant’s Securities.					X
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022.	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC.	8-K	001-41261	February 16, 2022	10.2
10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	January 24, 2022	10.3
10.4+	Form of Direct Digital Holdings, Inc. Employee Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.1
10.5+	Form of Direct Digital Holdings, Inc. Employee Nonqualified Stock Option Award Agreement.	8-K	001-41261	June 13, 2022	10.2
10.6+	Form of Direct Digital Holdings, Inc. Director Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.3
10.7+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Mark Walker.	10-K	001-41261	March 31, 2022	10.10
10.8+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Keith Smith.	10-K	001-41261	March 31, 2022	10.11

10.9+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai.	10-K	001-41261	March 31, 2022	10.13
10.10+	Executive Employment Agreement, effective as of October 16, 2023, between Direct Digital Holdings, LLC and Diana Diaz.	8-K	001-41261	October 18, 2023	10.1
10.11+	Executive Employment Agreement, effective as of August 22, 2022, between Direct Digital Holdings, LLC and Maria Vilchez Lowrey.					X
10.12	Term Loan and Security Agreement, dated as of December 3, 2021, by and among Direct Digital Holdings, LLC, as borrower, Orange142, LLC, Huddled Masses LLC, Colossus Media, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC, as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	S-1	333-261059	November 15, 2021	10.17
10.13	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-K	001-41261	March 31, 2022	10.16

10.14*	Second Amendment and Joinder to Term Loan and Security Agreement, dated effective as of July 28, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and Direct Digital Holdings, Inc., as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-Q	001-41261	November 14, 2022	10.1
10.15	Third Amendment to Term Loan and Security Agreement, dated January 9, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 11, 2023	10.2
10.16	Fourth Amendment to Term Loan and Security Agreement, dated October 3, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 10, 2023	10.1
10.17	Early Opt-in Election, dated June 1, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC, Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	June 6, 2023	10.1
10.18	Intercreditor Agreement, dated as of December 3, 2021, by and between Lafayette Square Loan Servicing, LLC and East West Bank.	S-1	333-261059	January 18, 2022	10.18

10.19	Exclusive License and Sale Agreement, effective as of November 9, 2022, by and between Colossus Media, LLC and SmartyAds, Inc.	8-K	001-41261	November 15, 2022	10.1
10.20	Credit Agreement, dated July 7, 2023, by and among the Company, Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 12, 2023	10.1
10.21	Second Amendment to Credit Agreement, dated November 27, 2023, by and among the Company, Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	November 30, 2023	10.1
21.1	List of Subsidiaries.					X
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X
23.2	Consent of Marcum LLP, independent registered public accounting firm.					X
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1±	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2±	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Direct Digital Holdings, Inc. Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension	X
101.PRE	Inline XBRL Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Date: October 15, 2024	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ DIANA P. DIAZ
Diana P. Diaz Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK WALKER	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	October 15, 2024
Mark Walker

/s/ KEITH SMITH	President and Director	October 15, 2024
Keith Smith

/s/ DIANA P. DIAZ	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2024
Diana P. Diaz

/s/ RICHARD COHEN	Director	October 15, 2024
Richard Cohen

/s/ ANTOINETTE R. LEATHERBERRY	Director	October 15, 2024
Antoinette R. Leatherberry

/s/ MISTELLE LOCKE	Director	October 15, 2024
Mistelle Locke