Form 10-Q
period 2024-03-31
Direct Digital Holdings, Inc.
filed 2024-10-15
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 11, 2024, there were 3,795,199 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,868,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,334	$5,116
Accounts receivable, net of provision for credit losses of $337 and $344	21,435	37,207
Prepaid expenses and other current assets	849	759
Total current assets	25,618	43,082

Property, equipment and software, net	529	599
Goodwill	6,520	6,520
Intangible assets, net	11,195	11,684
Deferred tax asset, net	6,332	6,132
Operating lease right-of-use assets	751	788
Related party receivable	1,737	1,737
Other long-term assets	88	130
Total assets	$52,770	$70,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,864	$33,926
Accrued liabilities	2,156	3,816
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	1,473	1,478
Deferred revenues	557	381
Operating lease liabilities, current portion	151	126
Income taxes payable	33	34
Total current liabilities	20,275	39,802

Long-term debt, net of current portion	32,356	28,578
Liability related to tax receivable agreement, net of current portion	5,201	5,201
Operating lease liabilities, net of current portion	728	773
Total liabilities	58,560	74,354

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 3,684,278 and 3,478,776 shares issued and outstanding, respectively	4	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,868,000 shares issued and outstanding	11	11
Additional paid-in capital	3,441	3,067
Accumulated deficit	(3,313)	(2,538)
Noncontrolling interest	(5,933)	(4,225)
Total stockholders’ deficit	(5,790)	(3,682)
Total liabilities and stockholders’ deficit	$52,770	$70,672
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Sell-side advertising	$16,500	$13,783
Buy-side advertising	5,775	7,440
Total revenues	22,275	21,223

Cost of revenues
Sell-side advertising	14,807	11,841
Buy-side advertising	2,470	2,949
Total cost of revenues	17,277	14,790
Gross profit	4,998	6,433

Operating expenses
Compensation, taxes and benefits	4,524	3,634
General and administrative	3,281	2,940
Total operating expenses	7,805	6,574
Loss from operations	(2,807)	(141)

Other income (expense)
Other income	85	50
Loss on early termination of line of credit	—	(300)
Interest expense	(1,297)	(1,017)
Total other expense, net	(1,212)	(1,267)

Loss before income taxes	(4,019)	(1,408)
Income tax benefit	(200)	(74)
Net loss	(3,819)	(1,334)

Net loss attributable to noncontrolling interest	(3,044)	(1,120)
Net loss attributable to Direct Digital Holdings, Inc.	$(775)	$(214)

Net loss per common share:
Basic	$(0.22)	$(0.07)
Diluted	$(0.22)	$(0.07)

Weighted-average number of shares of common stock outstanding:
Basic	3,509	2,901
Diluted	3,509	2,901
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Three Months Ended March 31, 2024

	Common Stock				APIC	Accumulated deficit	Noncontrolling Interest	Stockholders’ equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(4,225)	$(3,682)
Stock-based compensation	—	—	—	—	504	—	—	504
Issuance related to vesting of restricted stock units, net of tax withholdings	88,386	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	8,338	—	—	—	79	—	—	79
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	913	—	—	913
Net loss	—	—	—	—	—	(775)	(3,044)	(3,819)
Noncontrolling interest rebalancing					$(1,336)		$1,336	—
Balance, March 31, 2024	3,684,278	$4	10,868,000	$11	$3,441	$(3,313)	$(5,933)	$(5,790)
Three Months Ended March 31, 2023

	Common Stock				APIC	Accumulated deficit	Noncontrolling Interest	Stockholders’ equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	94	—	—	94
Warrants exercised	2,200	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	(214)	(1,120)	(1,334)
Balance, March 31, 2023	2,902,200	$3	11,278,000	$11	$2,717	$(558)	$2,194	$4,367
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows (Used In) Provided By Operating Activities:
Net loss	$(3,819)	$(1,334)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	186	136
Amortization of intangible assets	488	489
Reduction in carrying amount of right-of-use assets	37	42
Depreciation and amortization of property, equipment and software	71	57
Stock-based compensation	504	94
Deferred income taxes	(200)	(74)
Loss on early termination of line of credit	—	300
Provision for credit losses/bad debt expense, net of recoveries	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	15,783	7,304
Prepaid expenses and other assets	(89)	(242)
Accounts payable	(18,062)	(3,909)
Accrued liabilities and tax receivable agreement payable	(748)	(150)
Income taxes payable	—	8
Deferred revenues	176	403
Operating lease liability	(20)	(24)
Net cash (used in) provided by operating activities	(5,704)	3,100

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	—	(48)
Net cash used in investing activities	—	(48)

Cash Flows Provided by (Used In) Financing Activities:
Payments on term loan	(372)	(164)
Proceeds from lines of credit	4,000	—
Payment of deferred financing costs	—	(228)
Proceeds from options exercised	79	—
Proceeds from warrants exercised	215	12
Net cash provided by (used in) financing activities	3,922	(380)

Net (decrease) increase in cash and cash equivalents	(1,782)	2,672
Cash and cash equivalents, beginning of the period	5,116	4,047
Cash and cash equivalents, end of the period	$3,334	$6,719

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$28	$—
Cash paid for interest	$1,078	$879
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Organization and Description of Business
Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, operates an end-to-end, programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions intended for underserved and less efficient markets on both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), which is, in turn, the holding company for the business formed by DDH LLC’s founders in 2018 through the acquisition of Colossus Media, LLC (“Colossus Media”) and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”). Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In late September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals such as travel, healthcare, education, financial services, consumer products, and other sectors with particular emphasis intended for small and mid-sized businesses transitioning into digital with growing digital media budgets. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 6 — Related Party Transactions). In these condensed consolidated financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC and its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

The subsidiaries of Direct Digital Holdings, Inc. are as follows:

Subsidiary	Current % Ownership	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	100%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100%	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	100%	Buy-side	November 13, 2012	June 21, 2018
Direct Digital Holdings, LLC (1)		N/A	June 21, 2018	February 15, 2022
(1) DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of March 31, 2024, DDH owns 25.3% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements.

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
Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The consolidated financial statements data for the year ended December 31, 2023 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2024, the results of operations, changes in stockholders’ deficit and cash flows for the three-months ended March 31, 2024 and 2023, respectively. The results of operations for the three-months ended March 31, 2024 and 2023, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in Form 10-K filed with the SEC on October 15, 2024.
The condensed consolidated financial statements include the accounts of Direct Digital Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards otherwise applicable to public companies until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 — Segment Information of our condensed consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days) and access to its platform.
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
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, in our sell-side advertising segment, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing while, in our buy-side segment, the second and third quarters of the year reflect our highest levels of advertising activity and the first quarter reflects the lowest level of such activity.
Sell-side advertising
The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-

cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its "publishers". The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue at a point in time when an ad is delivered or displayed in response to a winning bid request from ad buyers.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.6 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.5 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of March 31, 2024 and December 31, 2023, goodwill was $6.5 million, which includes $2.4 million as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4.1 million from the acquisition of Orange 142 in 2020. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the three months ended March 31, 2024 and 2023.
Intangible assets, net
Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the condensed consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the condensed consolidated statements of operations. The Company’s intangible assets are being amortized over their estimated useful lives, using the straight-line method with non-compete agreements over 5 years and other intangibles over 10 years.
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the three months ended March 31, 2024 and 2023.
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
The Company estimates the fair value of RSU’s based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates and the expected dividend yield. Given the Company's short history as a public company, the expected volatility is determined based on the trading history of several unrelated public companies within the industry that the Company considers to be comparable and the expected term is determined based on a combination of the terms of stock options and peer data. The risk-free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Other assumptions are based on historical experience and activity. The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the three months ended March 31, 2024 and 2023, members of DDM exchanged no shares of Class B Common Stock into shares of Class A Common Stock.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of March 31, 2024 and December 31, 2023, the Company recorded a valuation allowance of $0.5 million and $0.5 million, respectively.

Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the three months ended March 31, 2024 and 2023 the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows was less than $0.1 million.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended March 31, 2024 and 2023, one customer of the sell-side of the business represented 68% and 60% of revenues, respectively. As of March 31, 2024 and December 31, 2023, one customer of the sell-side of the business accounted for 71% and 83%, respectively, of accounts receivable.
As of March 31, 2024 and December 31, 2023, three sellers of advertising inventory each accounted for at least 10%, and collectively accounted for 57% and 77%, respectively, of consolidated accounts payable.
Accrued Liabilities
The components of accrued liabilities on the balance sheet as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$944	$2,789
Accrued expenses	931	631
Accrued severance	108	190
Accrued litigation settlement (1)	107	171
Accrued interest	66	36
Total accrued liabilities	$2,156	$3,816
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

Deferred offering costs
The Company records certain legal, accounting and other third-party fees that are directly associated with an offering to stockholders’ equity or debt in the event that the Company completes an offering. Costs associated with debt offerings are amortized to interest expense using the straight-line method over the life of the debt. As of March 31, 2024 and December 31, 2023, $1.5 million and $1.7 million, respectively, of unamortized deferred financing costs are netted against debt in the condensed consolidated balance sheets.
Fair value measurements
The Company employs a hierarchy which prioritizes the inputs used to measure recurring fair value into three distinct categories based on the lowest level of input that is significant to the fair value measurement. The methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest levels to unobservable inputs, summarized as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).
•Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).
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
Recent Accounting Pronouncements
Accounting pronouncements adopted
No standards have been adopted which have had a material impact on the Company’s condensed consolidated financial statements.
Accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for emerging growth companies for annual periods beginning after December 15, 2025. This accounting standard is effective in the first quarter of the Company's fiscal year ending December 31, 2026. The Company is currently evaluating the impact of adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the Company's chief operating decision maker ("CODM"). The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December

15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
As discussed in Note 9 to the condensed consolidated financial statements, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer and a net loss of $3.8 million in the three months ended March 31, 2024 consistent with seasonal historical trends for the Company, (2) reported an accumulated deficit of $3.3 million as of March 31, 2024, (3) reported cash and cash equivalents of $3.3 million as of March 31, 2024, (4) has borrowed $7.0 million and $9.7 million as of March 31, 2024 and the date of this report, respectively, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary relief from debt covenants (see Note 3 – Long-Term Debt in the condensed consolidated financial statements) while rebuilding sell-side volumes, (3) raising capital through arrangements with various providers, and (4) regaining compliance with respect to delinquent SEC filings which will allow the Company to access the capital markets as well as other financing sources. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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

Note 3 — Long-Term Debt
At March 31, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
2021 Credit Facility	$28,221	$28,594
Credit Agreement	7,000	3,000
Economic Injury Disaster Loan	150	150
Total long-term debt	35,371	31,744
Less: deferred financing costs	(1,542)	(1,688)
Total long-term debt, net of deferred financing costs	33,829	30,056
Less: current portion	(1,473)	(1,478)
Total long-term debt, net of current portion	$32,356	$28,578
The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense – Lafayette Square	$974	$879
Interest expense – East West Bank	136	—
Interest expense – Other	1	2
Amortization of deferred financing costs	186	136
Total interest expense and amortization of deferred financing costs	$1,297	$1,017
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC ("Lafayette Square") as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the "Term Loan") and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility originally bore interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility was determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio was greater than 4.00 to 1.00. On June 1, 2023, as originally contemplated under the 2021 Credit Facility, the Company entered into an agreement with Lafayette Square to convert the existing LIBOR based rate to a Term Secured Overnight Financing Rate ("SOFR") with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment (as defined below), the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.
Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility (the “Fourth Amendment”) and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation in the notes to the condensed consolidated financial statements. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.
Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $0.1 million from January 1, 2022 through December 31, 2023, and each installment payment thereafter until maturity is $0.3 million. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan.
Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15.0 million.
The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of March 31, 2024, the Company owed a balance on the 2021 Credit Facility of $28.2 million. No additional deferred financing costs were incurred during the three months ended March 31, 2024 and less than $0.1 million of additional deferred financing costs were incurred during the three months ended March 31, 2023. Unamortized deferred financing costs as of March 31, 2024 and December 31, 2023 were $1.5 million and $1.7 million respectively. Accrued and unpaid interest was less than $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively. The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain a net leverage ratio of no more than 3.50 to 1.00 as of December 31, 2021 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025, 3.00 to 1.00 as of June 30, 2025 and September 30, 2025, with incremental tightening of the ratio to 2.50 to 1.00 as of June 30, 2026 and thereafter through maturity. Prior to entering into the Fifth Amendment, the 2021 Credit Facility also required the Company to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of March 31, 2024. With the Fifth Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.

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

As of	Minimum TTM* EBITDA ($ in millions)	Minimum Liquidity ($ in millions)	Maximum Consolidated Total Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2024	n/a	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a
March 31, 2025	$5.5	$2.0	n/a	n/a
June 30, 2025	$7.5	$2.0	n/a	1.50 to 1.00
September 30, 2025	n/a	$2.0	4.25 to 1.00	1.50 to 1.00
December 31, 2025	n/a	$2.0	4.00 to 1.00	1.50 to 1.00
March 31, 2026	n/a	$2.0	3.75 to 1.00	1.50 to 1.00
June 30, 2026	n/a	$2.0	3.50 to 1.00	1.50 to 1.00
September 30, 2026	n/a	$2.0	3.25 to 1.00	1.50 to 1.00

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
Prior to entering into the Third Amendment (as defined below), the Company was required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of no more than 3.50 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025 and 3.00 to 1.00 as of June 30, 2025 and thereafter through maturity; and (iii) a liquidity covenant requiring the Company to maintain minimum liquid assets at all times (calculated in the manner provided for in the Credit Agreement), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1.0 million. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. The Company was in compliance with all the financial covenants under the Credit Agreement as of March 31, 2024. With the Third Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.
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

As of	Minimum TTM(1) EBITDA ($ in millions)	Minimum Liquid Assets ($ in millions)	Maximum Total Funded Debt to EBITDA Leverage Ratio	Minimum Fixed Charge Coverage Ratio	Revolving Credit Availability (as of each month end)
June 30, 2024	n/a	$1.0	n/a	n/a	n/a
September 30, 2024	$5.0	$1.5	n/a	n/a	n/a
December 31, 2024	$3.5	$1.5	n/a	n/a	1.00 to 1.00(2)
March 31, 2025	$5.5	$2.0	n/a	n/a	1.50 to 1.00(3)
June 30, 2025	$7.5	$2.0	n/a	1.25 to 1.00	2.00 to 1.00(4)
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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the three months ended March 31, 2024, the Company did not incur any deferred financing costs associated with the Credit Agreement. As of March 31, 2024, there was $7.0 million outstanding under the Credit Agreement.
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
On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement. The termination of the SVB Revolving Credit Facility became effective April 20, 2023. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”). The Company did not hold material cash deposits or securities at Silicon Valley Bank and did not experience any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations as a result of the SVB closure. During the three months ended March 31, 2023, the Company incurred $0.2 million of deferred financing costs. After the Company issued the notice of termination, total deferred financing costs of $0.3 million were expensed to loss on early termination of line of credit during the three months ended March 31, 2023.

U.S. Small Business Administration Loans
Economic Injury Disaster Loan
In 2020, the Company applied and was approved for a loan pursuant to the Economic Injury Disaster Loan (“EIDL”), administered by the U.S. Small Business Administration (“SBA”). The Company received the loan proceeds of $0.2 million on June 15, 2020. The loan bears interest at a rate of 3.75% and matures on June 15, 2050. Installment payments, including principal and interest, of less than $0.1 million began monthly on December 15, 2022. Each payment will first be applied to pay accrued interest, then the remaining balance will be used to reduce principal. The loan is secured by substantially all assets of DDH LLC.
Accrued and unpaid interest expense as of March 31, 2024 and December 31, 2023 was less than $0.1 million and is included in accrued expenses on the condensed consolidated balance sheets.
Overall
As of March 31, 2024, future minimum payments related to long-term debt are as follows (in thousands):

2024	$1,105
2025	8,460
2026	25,660
2027	3
2028	3
Thereafter	140
Total	35,371
Less current portion	(1,473)
Less deferred financing costs	(1,542)
Long-term debt, net	$32,356
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022 and December 2023, DDM tendered 100,000 and 410,000, respectively, of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of March 31, 2024, DDM held 10,868,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and were exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At March 31, 2024, none of these warrants were outstanding. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of March 31, 2024, none of these warrants were outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023 and exercised 70,000 Units and 10,500 warrants in February 2024.
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
Noncontrolling Interest
Direct Digital Holdings, Inc. is the sole managing member of DDH LLC, and consolidates the financial results of DDH LLC. Therefore, Direct Digital Holdings, Inc. reports a noncontrolling interest ("NCI") based on the common units of DDH LLC held by DDM. While Direct Digital Holdings, Inc. retains its controlling interest in DDH LLC, changes in its ownership interest in DDH LLC are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by DDM will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when DDH LLC has positive or negative net assets, respectively.
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
During the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million and $0.1 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, tax and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of March 31, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	371,116	$2.51	8.77	$4,591
Granted	—	$—	—	$—
Exercised	(8,338)	$2.62	—	$172
Forfeited	(1,416)	$2.69	—	$15
Outstanding at March 31, 2024	361,362	$2.51	8.53	$4,596
Vested and exercisable at March 31, 2024	103,072	$2.55	8.48	$1,308

As of March 31, 2024, unrecognized stock-based compensation of $0.3 million related to 258,290 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 1.02 years.
Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the three months ended March 31, 2024 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested- January 1, 2024	542,396	$2.87
Granted	99,474	$16.90
Vested	(228,898)	$11.83
Forfeited	(917)	$3.28
Unvested- March 31, 2024	412,055	$2.53
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 70,835 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of March 31, 2024, there was unrecognized stock-based compensation of $0.8 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.01 years.
Note 5 — Tax Receivable Agreement and Income Taxes
Tax Receivable Agreement
The Company's TRA with DDH LLC and DDM (together, the “TRA Holders”) provides for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company retains the benefit of the remaining 15% of these net cash savings.
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. The Company plans to make an election under Section 754 if the Code for each taxable year in which a redemption or exchange of LLC interest occurs. In August 2022 and December 2023, members of DDM exchanged 100,000 and 410,000 Class B shares into Class A shares, respectively.
The Company has recorded a liability related to the tax receivable agreement of $5.2 million as of March 31, 2024 and December 31, 2023. The Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $6.3 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively. The deferred tax asset is net of a valuation allowance of $0.5 million as of March 31, 2024 and December 31, 2023. Payments of less than $0.1 million were made during the three months ended March 31, 2024 and 2023. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the three months ended March 31, 2024 and 2023, no amounts were recorded as income in other income (expense) for such change.
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
Income Taxes
Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes. The Company's ownership was 20.45% as of January 1, 2023 and increased to 23.35% in the fourth quarter of 2023. There was no exchange of shares of Class B common stock for shares of Class A common stock in the first three months ended March 31, 2024. The Company recorded a tax benefit for federal and state income tax for which the components and the effective income tax rates are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Income tax benefit	$(200)	$(74)
Effective income tax rate	5.0%	5.3%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2024 and 2023 primarily due to the Company’s partnership loss that is not subject to federal and state taxes.
As of March 31, 2024, the Company had federal net operating loss carryforwards of $2.5 million that can be carried forward indefinitely.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2022 and 2021 remain open as of March 31, 2024. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
Note 6 — Related Party Transactions
Related Party Transactions
Member Payable
As of March 31, 2024 and December 31, 2023, the Company had a net receivable from members that totaled $1.7 million, which is included as a related party receivable on the condensed consolidated balance sheets.
Up-C Structure
In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 — Stockholders’ Deficit and Stock-Based Compensation). One of the tax benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA. (See Note 5 — Tax Receivable Agreement and Income Taxes).
The aggregate balance of tax receivable liabilities as of March 31, 2024 and December 31, 2023, is as follows (in thousands):

	March 31, 2024	December 31, 2023
Liability related to tax receivable agreement
Short term	$41	$41
Long term	5,201	5,201
Total liability related to tax receivable agreement	$5,242	$5,242
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sell-side advertising	$16,500	$13,783
Buy-side advertising	5,775	7,440
Total revenues	$22,275	$21,223
Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sell-side advertising	$962	$1,278
Buy-side advertising	293	1,505
Corporate office expenses	(4,062)	(2,924)
Total operating loss	(2,807)	(141)
Corporate other expense	(1,212)	(1,267)
Loss before taxes	$(4,019)	$(1,408)
Total assets by business segment are as follows (in thousands):

	March 31, 2024	December 31, 2023
Sell-side advertising	$17,934	$34,354
Buy-side advertising	22,569	22,539
Corporate office	12,267	13,779
Total assets	$52,770	$70,672
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of warrants for the three months ended March 31, 2023. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(775)	$(214)

Weighted average common shares outstanding - basic	3,509	2,901
Class B Common Stock	—	—
Options to purchase common stock	—	—
Unvested restricted stock units	—	—
Weighted average common shares outstanding - diluted	3,509	2,901
Net loss per common share, basic	$(0.22)	$(0.07)
Net loss per common share, diluted	$(0.22)	$(0.07)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Class B Common Stock	10,868	11,278
Warrants to purchase common stock	—	3,219
Options to purchase common stock	367	270
Unvested restricted stock units	535	397
Total excludable from net loss per share attributable to common stockholders - diluted	11,770	15,164
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
Operating Leases
During the three months ended March 31, 2024 and 2023, the Company incurred fixed rent expense associated with operating leases for real estate of less than $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three months ended March 31, 2024 and 2023, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three-Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$37	$42
The weighted-average remaining lease term and discount rate for the Company’s operating lease is 5.3 years and 8.3%, respectively, as of March 31, 2024. The weighted-average remaining lease term and discount rate for the Company's operating leases is 6.5 years and 8.4%, respectively, as of March 31, 2023.
The future payments due under operating leases as of March 31, 2024 us as follows (in thousands):

2024	$156
2025	239
2026	160
2027	163
2028	167
Thereafter	200
Total undiscounted lease payments	1,085
Less effects of discounting	(206)
Less current lease liability	(151)
Total operating lease liability, net of current portion	$728
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	March 31, 2024	December 31, 2023
Furniture and fixtures	5	$128	$128
Computer equipment	3	20	20
Leasehold improvements	15	36	36
Capitalized software	3	702	702
Property, equipment and software, gross		886	886
Less: accumulated depreciation and amortization		(357)	(287)
Total property, equipment and software, net		$529	$599

The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$62	$48
General and administrative	9	9
Total depreciation and amortization	$71	$57
Note 11 — Intangible Assets, net
In September 2020, the Company acquired Orange142 for a purchase price of $26.2 million. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4.1 million and intangible assets of $18.0 million. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended March 31, 2024 and 2023, amortization expense of $0.5 million was recognized. As of March 31, 2024 and December 31, 2023, intangible assets net of accumulated amortization was $11.2 million and $11.7 million, respectively.

As of March 31, 2024, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

	March 31, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.5	$13,028	$(4,560)	$8,468
Trademarks and tradenames	6.5	3,501	(1,225)	2,276
Non-compete agreements	1.5	1,504	(1,053)	451
Total intangible assets, net		$18,034	$(6,838)	$11,195

	December 31, 2023
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.8	$13,028	$(4,234)	$8,794
Trademarks and tradenames	6.8	3,501	(1,138)	2,363
Non-compete agreements	1.8	1,504	(978)	527
Total intangible assets, net		$18,034	$(6,350)	$11,684

Total
2024	$1,464
2025	1,879
2026	1,653
2027	1,653
2028	1,653
Thereafter	2,893
Total future amortization expense	$11,195

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q. See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance expressed in or implied by the forward-looking statements. We believe these factors include, but are not limited to, the following:
•the restrictions and covenants imposed upon us by our credit facilities;
•the substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
•our ability to secure additional financing to meet our capital needs;
•ineligibility to file short-form registration statements on Form S-3, which may impair our ability to raise capital;
•failure to satisfy applicable listing standards of the Nasdaq Capital Market resulting in a potential delisting of our common stock;
•costs, risks and uncertainties related to the restatement of certain prior period financial statements;
•any significant fluctuations caused by our high customer concentration;
•risks related to non-payment by our clients;
•reputational and other harms caused by our failure to detect advertising fraud;
•operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems;
•restrictions on the use of third-party “cookies,” mobile device IDs or other tracking technologies, which could diminish our platform’s effectiveness;
•unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and any perceived failure to comply with laws and industry self-regulation;
•our failure to manage our growth effectively;

•the difficulty in identifying and integrating any future acquisitions or strategic investments;
•any changes or developments in legislative, judicial, regulatory or cultural environments related to information collection, use and processing;
•challenges related to our buy-side clients that are destination marketing organizations and that operate as public/private partnerships;
•any strain on our resources or diversion of our management’s attention as a result of being a public company;
•the intense competition of the digital advertising industry and our ability to effectively compete against current and future competitors;
•any significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems;
•as a holding company, we depend on distributions from Direct Digital Holdings, LLC (“DDH LLC”) to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and any amount of any dividends we may pay to the holders of our common stock;
•the fact that DDH LLC is controlled by DDM, whose interest may differ from those of our public stockholders;
•any failure by us to maintain or implement effective internal controls or to detect fraud; and
•other factors and assumptions discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Overview
Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service programmatic advertising platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions intended for underserved and less efficient markets on both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company that, since the completion of our initial public offering on February 15, 2022, owns certain common units, and serves as the manager of DDH LLC, which operates the business formed in 2018 through the acquisition of Colossus Media, LLC ("Colossus Media"), a sell-side marketing platform, and Huddled Masses, LLC (“Huddled Masses™” or “Huddled Masses”), a buy-side marketing platform.
In late September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and enhance its offerings across multiple industry verticals such as travel, education, healthcare, financial services, consumer products and other sectors, with particular emphasis on small- and mid-sized businesses transitioning into digital with growing digital media budgets.
The subsidiaries of Direct Digital Holdings, Inc. are as follows:

Subsidiary	Current % Ownership	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	100%	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	100%	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	100%	Buy-side	November 13, 2012	June 21, 2018
Direct Digital Holdings, LLC (1)		N/A	June 21, 2018	February 15, 2022

(1)DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of March 31, 2024, DDH owns 25.3% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements.

Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™ (“Colossus SSP”). Colossus SSP is a stand-alone sell-side platform ("SSP") intended to deliver targeted advertising to diverse and multicultural audiences as well as to general audiences, including African Americans, Latin Americans, Asian Americans and LGBTQIA+ customers, as well as general audiences. Both buy-side advertising businesses, Orange 142 and Huddled Masses, offer technology-enabled advertising solutions and consulting services to clients through demand side platforms (“DSPs”).

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
Recent Developments
Nasdaq Rule Noncompliance.

On April 17, 2024, May 21, 2024 and August 21, 2024, we received notices from the Listing Qualifications Department of Nasdaq regarding the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, respectively, with the SEC. The Company submitted a plan to Nasdaq to regain compliance with respect to the Delinquent Filings, and Nasdaq granted the Company an exception until October 14, 2024 to evidence compliance with the rule requiring filing of our periodic reports. Neither the notices from Nasdaq nor the Company’s non-compliance with the rule has an immediate effect on the listing or trading of the Company’s securities on Nasdaq, which currently continues to trade on The Nasdaq Capital Market under the symbol “DRCT.” We have since filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 on October 15, 2024 and are filing this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 on the date hereof, leaving only one Delinquent Report left to file. The Company continues to work diligently to complete and file the remaining Delinquent Filing with the SEC and thereby regain compliance with the Rule as soon as practicable.

Restatement of 2023 Quarterly Financial Information.

On October 14, 2024, the Company's management and the audit committee of the Company’s Board of Directors determined that interim financial statements (collectively, the “Prior Period Financial Statements”) as of the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, and for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023, could no longer be relied upon. During the preparation of Company’s consolidated financial statements as of and for the year ended December 31, 2023, the Company identified prior-period accounting errors resulting from the incorrect (1) accounting for, and presentation of, noncontrolling interests ("NCI"), (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of, NCI and (4) timing of the recording of the 2023 redemption of warrants. As a result, on October 14, 2024, the Audit Committee, in consultation with management, determined that the Prior Period Financial Statements could no longer be relied upon and the Company included a restatement of the Prior Period Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023 it filed on October 15, 2024.

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
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 141,000 advertisers per month in the three months ended March 31, 2024, a decrease of 8% over the 153,000 advertisers per month in the three months ended March 31, 2023. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the three months ended March 31, 2024, we processed over 830.0 billion average monthly bid requests, up 107% from 2023.

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
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of over 230 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), education, energy, consumer packaged goods, healthcare, financial services (including cryptocurrency technologies) and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue during the three months ended March 31, 2024. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.

Shift to Digital Advertising
Media has increasingly become more digital as a result of three key ongoing developments:
•Advances in technology with more sophisticated digital content delivery across multiple platforms;
•Changes in consumer behavior, including spending longer portions of the day using mobile and other devices; and
•Better audience segmentation with more efficient targeting and measurable results.

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
Components of Our Results of Operations
Revenue
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

In connection with our analysis of principal vs agent considerations, we have evaluated the specified goods or services and we considered whether we control the goods or services before they are provided to the customer including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are a principal for the goods or services sold through both our sell-side advertising segment and our buy-side segment because we control the specified good or service before it is transferred to the customer and we are the primary obligor in the agreement with the customer. Therefore, we report revenue on a gross basis inclusive of all supplier costs. We pay suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Our revenue recognition policies are discussed in more detail under “—Critical Accounting Estimates and Related Policies.”

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

Operating expenses
Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance, amortization expense related to our intangible assets); and other expenses (including transactions that are unusual in nature or which are occurring infrequently).

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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues
Sell-side advertising	$16,500	$13,783	$2,717	20%
Buy-side advertising	5,775	7,440	(1,665)	(22)%
Total revenues	22,275	21,223	1,052	5%

Cost of revenues
Sell-side advertising	14,807	11,841	2,966	25%
Buy-side advertising	2,470	2,949	(479)	(16)%
Total cost of revenues	17,277	14,790	2,487	17%

Gross profit	4,998	6,433	(1,435)	(22)%

Operating expenses	7,805	6,574	1,231	19%
Loss from operations	(2,807)	(141)	(2,665)	*nm
Other expense, net	(1,212)	(1,267)	55	(4)%
Loss before income taxes	(4,019)	(1,408)	(2,611)	185%
Income tax benefit	(200)	(74)	(126)	169%
Net loss	$(3,819)	$(1,334)	$(2,485)	186%
Adjusted EBITDA (1)	$(1,659)	$549	$(2,208)	(402)%
nm – not meaningful
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues
Our revenues of $22.3 million for the three months ended March 31, 2024 increased by $1.1 million, or 5%, from $21.2 million for the three months ended March 31, 2023. Sell-side advertising revenue increased $2.7 million, or 20%, primarily due to a continued increase in impression inventory, as well as increased publisher engagement across both general market and underrepresented publisher communities. The Company sold approximately 1.9 billion average monthly impressions over the three months ended March 31, 2024, an increase of 7% from the prior period. For the three months ended March 31, 2024, the Company processed over 248 billion average monthly impressions through its sell-side advertising segment, an increase of 20% over the same period of 2023. In addition, the Company’s sell-side advertising platforms processed over 830 billion average monthly bid requests and received approximately 13 billion average monthly bid responses in the first quarter of 2024, an increase of 107% over the same period in 2023. Sell-side revenue per advertiser for the first quarter of 2024 increased 30% compared to the same period of 2023. Buy-side revenue decreased $1.7 million, or 22%, over the three months ended March 31, 2023 due to a decrease in spending from our existing customer base, completion of certain one-time campaigns in 2023 as well as a shift in timing of spend among quarters.

Cost of revenues
Consistent with the overall increase in revenues, cost of revenues of $17.3 million for the three months ended March 31, 2024 increased by $2.5 million, or 17% from $14.8 million for the three months ended March 31, 2023. Sell-side advertising cost of revenues increased $3.0 million, to $14.8 million, or 90% of revenue for the three months ended March 31, 2024, compared to $11.8 million, or 86% of revenue, for the same period in 2023. The increase in costs was primarily due to the related increase in revenue, while the 4% increase as a percentage of revenue was due to a short-term increase in fixed costs of approximately $0.6 million related to an increase in server capacity to support the growth as well as the mix and concentration of publishers and the related costs. Buy-side advertising cost of revenues decreased $0.5 million, to $2.5 million, or 43% of revenue for the three months ended March 31, 2024, compared to $2.9 million, or 40% of revenue, for the same period in 2023.

Gross profit
Gross profit was $5.0 million, or 22% of revenue, for the three months ended March 31, 2024, compared to $6.4 million, or 30% of revenue, for the same period in 2023, reflecting a decrease of $1.4 million or 22%. The change in margin for the three months ended March 31, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional fixed costs related to an increase in server capacity.

Sell-side advertising gross profit decreased $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due the increase in temporary fixed costs related to our servers partially offset by the increase in revenues. Sell-side advertising gross margin was 10% and 14% for the three months ended March 31, 2024 and 2023, respectively. Sell-side gross margin in 2024 was negatively impacted by additional fixed costs of approximately $0.6 million incurred in the three months ended March 31, 2024, related to an increase in server capacity to support our growth. Buy-side advertising gross profit decreased $1.2 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 57% and 60% for the three months ended March 31, 2024 and 2023, respectively. Buy-side gross margin in 2024 was negatively impacted by reduced leverage due to lower revenue associated with the same level of fixed costs, which the Company expects to recover with the shift of a portion of revenue to the second quarter of 2024.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands).

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Compensation, tax and benefits	$4,524	$3,634	$890	24%
General and administrative	3,281	2,940	341	12%
Total operating expenses	$7,805	$6,574	$1,231	19%
Compensation, taxes and benefits
Compensation, taxes and benefits of $4.5 million, increased by $0.9 million, or 24%, for the three months ended March 31, 2024 from $3.6 million for the same period in 2023. The increase is due to headcount additions made throughout

2023 primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure and increased stock compensation, partially offset by a decrease bonus expense. Sequentially, compensation, taxes and benefits decreased by $0.3 million, or 6%, from $4.8 million for the three months ended December 31, 2023 primarily due to lower bonus accrual. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company, including increased compensation associated with additional headcount to support our sales initiatives.

General and administrative expenses
General and administrative (“G&A”) expenses of $3.3 million for the three months ended March 31, 2024 increased from $2.9 million for the same period in 2023. G&A expenses as a percentage of revenue was 15% and 14% for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we incurred higher professional fees and software licenses. Sequentially, G&A expenses decreased by $1.2 million, or 27%, from $4.5 million for the three months ended December 31, 2023 primarily due to lower professional fees, sales and marketing costs and travel expense. We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands).

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Interest expense	$(1,297)	$(1,017)	$(280)	27%
Other income	85	50	35	70%
Loss on early termination of line of credit	—	(300)	300	nm
Total other expense, net	$(1,212)	$(1,267)	$55	(4)%
nm – not meaningful
Other expense, net for the three months ended March 31, 2024 primarily consists of $1.3 million of interest expense. Other expense, net for the three months ended March 31, 2023 is primarily consists of $1.0 million of interest expense and $0.3 million related to the loss on early termination of the line of credit with Silicon Valley Bank.

Interest expense increased for the three months ended March 31, 2024 to $1.3 million, compared to $1.0 million for the three months ended March 31, 2023. The increase in interest expense in the period is due to additional net borrowings of $10.2 million under the Company’s credit facilities, as well as higher interest rates.
Liquidity and Capital Resources
Going Concern
On May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. As discussed in Note 9, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer and a net loss of $3.8 million in the three months ended March 31, 2024 consistent with seasonal historical trends for the Company, (2) reported an accumulated deficit of $3.3 million as of March 31, 2024 (3) reported cash and cash equivalents of $3.3 million as of March 31, 2024, (4) has borrowed $7.0 million and $9.7 million as of March 31, 2024 and the date of this report, respectively, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary relief from debt covenants (see Note 3 – Long-Term Debt to the Company's unaudited financial statements) while rebuilding sell-side volumes, (3) raising capital through arrangements with various providers, and (4) regaining compliance with respect to delinquent SEC filings which will allow the Company to access the capital markets as well as other financing sources. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents, working capital, and availability under our Credit Agreement (as defined below) on March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,334	$5,116
Working capital	$5,343	$3,280
Availability under Credit Agreement	$3,000	$7,000
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

Credit Facilities
The terms and conditions of the various credit facilities we entered into are further described in Note 3 – Long-Term Debt in the notes to the condensed consolidated financial statements.

Historical Cash Flows:
The following table sets forth our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(5,704)	$3,100
Net cash used in investing activities	—	(48)
Net cash provided by (used in) financing activities	3,922	(380)
Net (decrease) increase in cash and cash equivalents	$(1,782)	$2,672
Our cash and cash equivalents at March 31, 2024 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with March 31, 2023, primarily resulted from $5.7 million in cash flows used in operating activities partially offset by $3.9 million in cash flows provided by financing activities.
Operating Activities
For the Three Months Ended March 31, 2024 and 2023
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the three months ended March 31, 2024, net cash flows used in operating activities were $5.7 million and consisted of net loss of $3.8 million, $1.1 million in adjustments for non-cash and non-operating items and $3.0 million of cash out flows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $0.8 million and stock-based compensation expense of $0.5 million partially offset by $0.2 million of deferred tax benefit.

The $3.0 million decrease in cash resulting from changes in working capital primarily consisted of a $18.1 million decrease in accounts payable and a $0.7 million decrease in accrued expenses such as payroll and payroll related expenses partially offset by a $15.8 million decrease in accounts receivable. The decrease in accounts payable and accounts receivable is mainly due to the seasonal nature of the sell-side segment of the business as well as a payment of $8.8 million to a few publishers associated with a charge recorded in 2023 related to a disputed short pay from a customer.

For the three months ended March 31, 2023, net cash flows provided by operating activities were $3.1 million and mainly consisted of net loss of $1.3 million, $1.0 million in adjustments for noncash and non-operating items and $3.4 million of cash inflows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $0.7 million, stock-based compensation expense of $0.1 million and loss on early termination of line of credit of $0.3 million.

The $3.4 million increase in cash resulting from changes in working capital consisted primarily of a $7.3 million decrease in accounts receivable and a $0.4 million increase in deferred revenues partially offset by a $3.9 million decrease in accounts payable. The decrease in accounts receivable and accounts payable is mainly due to the seasonal nature of the sell-side segment of the business.
Investing Activities
For the Three Months Ended March 31, 2024 and 2023
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements.

For the three months ended March 31, 2023, net cash flows used in investing activities of less than $0.1 million were primarily related to leasehold improvements and office furniture.
Financing Activities
For the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, net cash provided by financing activities was $3.9 million mainly resulting from $4.0 million of proceeds from line of credit and $0.2 million proceeds from warrants exercised partially offset by $0.4 million paid on term loan.

For the three months ended March 31, 2023, net cash used in financing activities was $0.4 million mainly resulting from $0.2 million paid on term loan and $0.2 million deferred financing costs.

Contractual Obligations and Future Cash Requirements

As of March 31, 2024, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $1.1 million in 2024, $8.5 million in 2025, $25.7 million in 2026, less than $0.1 million in 2027, less than $0.1 million in 2028, and $0.1 million thereafter, assuming we do not refinance our indebtedness, enter into a new revolving credit facility or make any further draws under the revolving facility. The leases will require minimum payments of $0.2 million in 2024, $0.2 million in 2025, $0.2 million in 2026, $0.2 million in 2027, $0.2 million in 2028, and $0.2 million thereafter. As of March 31, 2024, we had cash and cash equivalents of $3.3 million. Based on projections of revenue and operating results in the coming year, the available cash held by the Company and the amounts the Company may borrow under the Credit Agreement, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for loss on early termination of line of credit and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,819)	$(1,334)
Add back (deduct):
Interest expense	1,297	1,017
Amortization of intangible assets	488	489
Stock-based compensation	504	94
Depreciation and amortization of property, equipment and software	71	57
Loss on early termination of line of credit	—	300
Income tax benefit	(200)	(74)
Adjusted EBITDA	$(1,659)	$549

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, revaluation of tax receivable agreement liability, and certain one-time items such as acquisition transaction costs, losses from early termination or redemption of credit agreements or preferred units and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance; and

•Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

There have been no material changes to our critical accounting estimates and related policies as compared to the critical accounting estimates and related policies described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for accounting pronouncements recently adopted and accounting pronouncements not yet adopted.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” we are not required to provide the information required by this Part I, Item 3.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2024 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weaknesses described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2024.
Management's Annual Report on Internal Controls Over Financial Reporting
The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
The internal controls over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal controls over financial reporting was still not effective as of March 31, 2024.

We identified material weaknesses in our controls over the journal entry processes, information technology general controls (“ITGC”) and the technical evaluation of accounting matters that existed as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are a result of our processes and related controls not operating effectively related to journal entry processes, ITGC and the technical evaluation of accounting matters. As further detailed in Note 13 – Restatement (Unaudited) of the Company's consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company identified prior year accounting errors in the Company’s previously reported unaudited interim consolidated financial statements beginning March 31, 2022 resulting from the incorrect (1) accounting for and presentation of noncontrolling interests ("NCI"), (2) recognition of an organizational transaction, (3) presentation of earnings per share considering the effect of certain features of the Company's warrants and the impact of correcting the accounting for, and presentation of NCI, and (4) timing of the recording of the 2023 redemption of warrants. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the quarterly unaudited consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023.
Other than the described above, there were no material misstatements as a result of these material weaknesses; however, it could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weaknesses, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2024.
Management’s Plan to Remediate the Previously Reported Material Weaknesses
Management has implemented remediation steps to address the material weaknesses and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes as well as ITGC. The first phase of the project was completed in the first quarter of 2024. We are now in the process of enhancing the design of certain internal control procedures and implementing new internal controls over (1) the segregation of duties within the journal entry process, (2) the access to program and change management within our information technology environment, and (3) the evaluation of technical accounting matters. These controls are planned to be tested for design and operating effectiveness in future periods. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
While the Company has implemented remediation steps, the material weaknesses cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal controls over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Controls Over Financial Reporting
Other than as discussed above, there were no changes in internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
PART II.    Other Information
ITEM 1.    Legal Proceedings
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
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.
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
ITEM 1A.    Risk Factors
Not applicable.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

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
________________________________________________
*This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2024	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)