Form 10-Q
period 2024-06-30
Direct Digital Holdings, Inc.
filed 2024-10-15
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,069	$5,116
Accounts receivable, net of provision for credit losses of $335 and $344	19,517	37,207
Prepaid expenses and other current assets	889	759
Total current assets	21,475	43,082

Property, equipment and software, net	471	599
Goodwill	6,520	6,520
Intangible assets, net	10,707	11,684
Deferred tax asset, net	6,607	6,132
Operating lease right-of-use assets	912	788
Related party receivable	1,737	1,737
Other long-term assets	47	130
Total assets	$48,476	$70,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$12,372	$33,926
Accrued liabilities	1,125	3,816
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	1,840	1,478
Deferred revenues	734	381
Operating lease liabilities, current portion	179	126
Income taxes payable	44	34
Total current liabilities	16,335	39,802

Long-term debt, net of current portion	34,833	28,578
Liability related to tax receivable agreement, net of current portion	5,201	5,201
Operating lease liabilities, net of current portion	879	773
Total liabilities	57,248	74,354

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 3,788,446 and 3,478,776 shares issued and outstanding, respectively	4	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,868,000 shares issued and outstanding	11	11
Additional paid-in capital	3,444	3,067
Accumulated deficit	(3,903)	(2,538)
Noncontrolling interest	(8,328)	(4,225)
Total stockholders’ deficit	(8,772)	(3,682)
Total liabilities and stockholders’ deficit	$48,476	$70,672
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Sell-side advertising	$14,298	$23,601	$30,799	$37,384
Buy-side advertising	7,557	11,803	13,331	19,243
Total revenues	21,855	35,404	44,130	56,627

Cost of revenues
Sell-side advertising	13,209	20,743	28,016	32,584
Buy-side advertising	2,715	4,588	5,185	7,537
Total cost of revenues	15,924	25,331	33,201	40,121
Gross profit	5,931	10,073	10,929	16,506

Operating expenses
Compensation, taxes and benefits	4,166	4,553	8,690	8,187
General and administrative	3,830	3,265	7,112	6,205
Total operating expenses	7,996	7,818	15,802	14,392
(Loss) income from operations	(2,065)	2,255	(4,873)	2,114

Other income (expense)
Other income	8	42	92	92
Loss on early termination of line of credit	—	—	—	(300)
Interest expense	(1,358)	(1,028)	(2,655)	(2,045)
Total other expense, net	(1,350)	(986)	(2,563)	(2,253)

(Loss) income before income taxes	(3,415)	1,269	(7,436)	(139)
Income tax (benefit) expense	(274)	74	(475)	—
Net (loss) income	(3,141)	1,195	(6,961)	(139)

Net (loss) income attributable to noncontrolling interest	(2,551)	1,003	(5,596)	(117)
Net (loss) income attributable to Direct Digital Holdings, Inc.	$(590)	$192	$(1,365)	$(22)

Net (loss) income per common share:
Basic	$(0.16)	$0.03	$(0.38)	$(0.01)
Diluted	$(0.16)	$0.03	$(0.38)	$(0.01)

Weighted-average number of shares of common stock outstanding:
Basic	3,701	2,921	3,604	2,912
Diluted	3,701	3,113	3,604	2,912
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Six Months Ended June 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(4,225)	$(3,682)
Stock-based compensation	—	—	—	—	662	—	—	662
Issuance related to vesting of restricted stock units, net of tax withholdings	192,138	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	8,754	—	—	—	82	—	—	82
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	912	—	—	912
Net loss	—	—	—	—	—	(1,365)	(5,596)	(6,961)
Noncontrolling interest rebalancing	—	—	—	—	(1,493)	—	1,493	0
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(8,328)	$(8,772)
Three Months Ended June 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, March 31, 2024	3,684,278	$4	10,868,000	$11	$3,441	$(3,313)	$(5,934)	$(5,791)
Stock-based compensation	—	—	—	—	158	—	—	158
Issuance related to vesting of restricted stock units, net of tax withholdings	103,752	—	—	—	—	—	—	—
Stock options exercised	416	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(590)	(2,551)	(3,141)
Noncontrolling interest rebalancing	—	—	—	—	(157)	—	157	—
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(8,328)	$(8,772)
Six Months Ended June 30, 2023

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	304	—	—	304
Warrants exercised	2,200	—	—	—	12	—	—	12
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(752)	(752)
Net loss	—	—	—	—	—	(22)	(117)	(139)
Balance, June 30, 2023	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020
Three Months Ended June 30, 2023

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, March 31, 2023	2,902,200	$3	11,278,000	$11	$2,717	$(558)	$2,194	$4,367
Stock-based compensation	—	—	—	—	210	—	—	210
Issuance related to vesting of restricted stock units, net of tax withholdings	86,716	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(752)	(752)
Net income (loss)	—	—	—	—	—	192	1,003	1,195
Balance, June 30, 2023	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows (Used In) Provided By Operating Activities:
Net loss	$(6,961)	$(139)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	372	272
Amortization of intangible assets	977	977
Reduction in carrying amount of right-of-use assets	76	85
Depreciation and amortization of property, equipment and software	137	121
Stock-based compensation	662	304
Deferred income taxes	(475)	(6)
Loss on early termination of line of credit	—	300
Provision for credit losses/bad debt expense, net of recoveries	(13)	52
Changes in operating assets and liabilities:
Accounts receivable	17,704	(3,326)
Prepaid expenses and other assets	(130)	(257)
Accounts payable	(21,554)	5,662
Accrued liabilities and tax receivable agreement payable	(1,226)	(944)
Income taxes payable	10	(152)
Deferred revenues	350	404
Operating lease liability	(40)	(48)
Related party payable	—	(251)
Net cash (used in) provided by operating activities	(10,111)	3,054

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(10)	(137)
Net cash used in investing activities	(10)	(137)

Cash Flows Provided by (Used In) Financing Activities:
Payments on term loan	(372)	(328)
Proceeds from lines of credit	6,700	—
Payments on shares withheld for taxes	(551)	—
Payment of deferred financing costs	—	(228)
Proceeds from options exercised	82	—
Proceeds from warrants exercised	215	12
Distributions to holders of LLC Units	—	(752)
Net cash provided by (used in) financing activities	6,074	(1,296)

Net (decrease) increase in cash and cash equivalents	(4,047)	1,621
Cash and cash equivalents, beginning of the period	5,116	4,047
Cash and cash equivalents, end of the period	$1,069	$5,668

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$257	$349
Cash paid for interest	$2,235	$1,769
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
(1) DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of June 30, 2024, DDH owns 25.8% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements.

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
Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The consolidated financial statements data for the year ended December 31, 2023 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders’ deficit for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in Form 10-K filed with the SEC on October 15, 2024.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.7 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the six months ended June 30, 2024 and 2023 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.5 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of June 30, 2024 and December 31, 2023, goodwill was $6.5 million, which includes $2.4 million as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4.1 million from the acquisition of Orange 142 in 2020. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the six months ended June 30, 2024 and 2023.

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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the six months ended June 30, 2024 and 2023.
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
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the six months ended June 30, 2024 and 2023, members of DDM exchanged no shares of Class B Common Stock into shares of Class A Common Stock.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of June 30, 2024 and December 31, 2023, the Company recorded a valuation allowance of $0.5 million and $0.5 million, respectively.
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the six months ended June 30, 2024 and 2023 the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows was less than $0.1 million.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended June 30, 2024 and 2023, one customer of the sell-side of the business represented 28% and 63% of revenues, respectively. For the six months ended June 30, 2024 and 2023, one customer of the sell-side of the business represented 62% and 62% of revenues, respectively. As of June 30, 2024 and December 31, 2023, one customer of the sell-side of the business accounted for 64% and 83%, respectively, of accounts receivable.
As of June 30, 2024 and December 31, 2023, three sellers of advertising inventory each accounted for at least 10%, and collectively accounted for 36% and 77%, respectively, of consolidated accounts payable.
Accrued Liabilities
The components of accrued liabilities on the balance sheet as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$371	$2,789
Accrued expenses	604	631
Accrued severance	27	190
Accrued litigation settlement (1)	42	171
Accrued interest	81	36
Total accrued liabilities	$1,125	$3,816
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
Deferred offering costs
The Company records certain legal, accounting and other third-party fees that are directly associated with an offering to stockholders’ equity or debt in the event that the Company completes an offering. Costs associated with debt offerings are amortized to interest expense using the straight-line method over the life of the debt. As of June 30, 2024 and December 31, 2023, $1.4 million and $1.7 million, respectively, of unamortized deferred financing costs are netted against debt in the condensed consolidated balance sheets.
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
Accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for emerging growth companies for annual periods beginning after December 15, 2025. This accounting standard is effective in the first quarter of the Company's fiscal year ending December 31, 2026. The Company is currently evaluating the impact of adoption on our financial disclosures.
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
As discussed in Note 9, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer and a net loss of $7.0 million in the six months ended June 30, 2024 reflecting the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $3.9 million as of June 30, 2024, (3) reported cash and cash equivalents of $1.1 million as of June 30, 2024, (4) has borrowed $9.7 million as of June 30, 2024 and the date of this report, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary various relief from debt covenants (see Note 3 – Long-Term Debt) while rebuilding sell-side volumes, (3) raising capital through arrangements with various providers, and (4) regaining compliance with respect to delinquent SEC filings which will allow the Company to access the capital markets as well as other financing sources. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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

Note 3 — Long-Term Debt
At June 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
2021 Credit Facility	$28,221	$28,594
Credit Agreement	9,700	3,000
Economic Injury Disaster Loan	150	150
Total long-term debt	38,071	31,744
Less: deferred financing costs	(1,398)	(1,688)
Total long-term debt, net of deferred financing costs	36,673	30,056
Less: current portion	(1,840)	(1,478)
Total long-term debt, net of current portion	$34,833	$28,578
The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense – Lafayette Square	$981	$890	$1,955	$1,769
Interest expense – East West Bank	189	—	324	—
Interest expense – Other	2	2	4	4
Amortization of deferred financing costs	186	136	372	272
Total interest expense and amortization of deferred financing costs	$1,358	$1,028	$2,655	$2,045
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC ("Lafayette Square") as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the "Term Loan") and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility originally bore interest at LIBOR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility was determined based on the consolidated total net leverage ratio of the Company and its consolidated subsidiaries, at a rate of 6.50% per annum if the consolidated total net leverage ratio is less than 2.00 to 1.00 and up to 9.00% per annum if the consolidated total net leverage ratio was greater than 4.00 to 1.00. On June 1, 2023, as originally contemplated under the 2021 Credit Facility, the Company entered into an agreement with Lafayette Square to convert the existing LIBOR based rate to a Term Secured Overnight Financing Rate ("SOFR") with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment as defined below, the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
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
The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of June 30, 2024, the Company owed a balance on the 2021 Credit Facility of $28.2 million. No additional deferred financing costs were incurred during the six months ended June 30, 2024 and less than $0.1 million of additional deferred financing costs were incurred during the six months ended June 30, 2023. Unamortized deferred financing costs as of June 30, 2024 and December 31, 2023 were $1.4 million and $1.7 million respectively. Accrued and unpaid interest was less than $0.1 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively. The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain a net leverage ratio of no more than 3.50 to 1.00 as of December 31, 2021 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025, 3.00 to 1.00 as of June 30, 2025 and September 30, 2025, with incremental tightening of the ratio to 2.50 to 1.00 as of June 30, 2026 and thereafter through maturity. Prior to entering into the Fifth Amendment, the 2021 Credit Facility also required the Company to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of June 30, 2024 after giving effect to the amendments to the 2021 Credit Facility under the Fifth Amendment. With the Fifth Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.
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
* TTM = Trailing Twelve Months

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
Prior to entering into the Third Amendment as defined below, the Company was required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of no more than 3.50 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025 and 3.00 to 1.00 as of June 30, 2025 and thereafter through maturity; and (iii) a liquidity covenant requiring the Company to maintain minimum liquid assets at all times (calculated in the manner provided for in the Credit Agreement), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1.0 million. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2024 after giving effect to the amendments to the Credit Agreement under the Third Amendment. Additionally, the amounts outstanding under the Credit Agreement exceeded the Company’s borrowing base as of June 30, 2024 by $0.5 million, which was addressed in the Third Amendment, requiring a $1.0 million principal payment on the outstanding loans under the Credit Agreement as of the date of the Third Amendment. With the Third Amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.

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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the six months ended June 30, 2024, the Company did not incur any deferred financing costs associated with the Credit Agreement. As of June 30, 2024, there was $9.7 million outstanding under the Credit Agreement.
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

The termination of the SVB Revolving Credit Facility became effective April 20, 2023. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”). The Company did not hold material cash deposits or securities at Silicon Valley Bank and did not experience any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations as a result of the SVB closure. During the six months ended June 30, 2023, the Company incurred $0.4 million of deferred financing costs. After the Company issued the notice of termination, total deferred financing costs of $0.3 million were expensed to loss on early termination of line of credit during the six months ended June 30, 2023.
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
Accrued and unpaid interest expense as of June 30, 2024 and December 31, 2023 was less than $0.1 million and is included in accrued expenses on the condensed consolidated balance sheets.
Overall
As of June 30, 2024, future minimum payments related to long-term debt are as follows (in thousands):

2024	$1,109
2025	11,160
2026	25,657
2027	3
2028	3
Thereafter	139
Total	38,071
Less current portion	(1,840)
Less deferred financing costs	(1,398)
Long-term debt, net	$34,833
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022 and December 2023, DDM tendered 100,000 and 410,000, respectively, of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of June 30, 2024, DDM held 10,868,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and were exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At June 30, 2024, none of these warrants were outstanding. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of June 30, 2024, none of these warrants were outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023 and exercised 70,000 Units and 10,500 warrants in February 2024.
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
During the six months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $0.3 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, tax and benefits.

Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of June 30, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	371,116	$2.51	8.77	$4,591
Granted	—	$—	—	$—
Exercised	(8,754)	$2.62	—	$172
Forfeited	(2,383)	$2.82	—	$17
Outstanding at June 30, 2024	359,979	$2.51	8.09	$549
Vested and exercisable at June 30, 2024	175,405	$2.17	7.99	$327
As of June 30, 2024, unrecognized stock-based compensation of $0.3 million related to 184,574 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 1.09 years.
Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the six months ended June 30, 2024 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested- January 1, 2024	542,396	$2.87
Granted	99,474	$16.90
Vested	(358,899)	$8.24
Forfeited	(1,751)	$3.25
Unvested- June 30, 2024	281,220	$2.81
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 97,086 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of June 30, 2024, there was unrecognized stock-based compensation of $0.7 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.13 years.
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

Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. In August 2022 and December 2023, members of DDM exchanged 100,000 and 410,000 Class B shares into Class A shares, respectively.
The Company has recorded a liability related to the tax receivable agreement of $5.2 million as of June 30, 2024 and December 31, 2023. The Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $6.6 million and $6.1 million as of June 30, 2024 and December 31, 2023, respectively. The deferred tax asset is net of a valuation allowance of $0.5 million as of June 30, 2024 and December 31, 2023. Payments of less than $0.1 million and $0.8 million were made during the six months ended June 30, 2024 and 2023, respectively. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the six months ended June 30, 2024 and 2023, no amounts were recorded as income in other income (expense) for such change.
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
Income Taxes
Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes. The ownership was 20.45% as of January 1, 2023 and increased to 23.35% in the fourth quarter of 2023. There was no exchange of shares of Class B common stock for shares of Class A common stock in the six months ended June 30, 2024.
The Company recorded a tax benefit for federal and state income tax for which the components and the effective income tax rates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$(274)	$74	$(475)	$—
Effective income tax rate	8.0%	5.8%	6.4%	—%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2024 and 2023 primarily due to the Company’s partnership loss that is not subject to federal and state taxes.
As of June 30, 2024, the Company had federal net operating loss carryforwards of $3.3 million that can be carried forward indefinitely.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2022 and 2021 remain open as of June 30, 2024. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

Note 6 — Related Party Transactions
Related Party Transactions
Member Payable
As of June 30, 2024 and December 31, 2023, the Company had a net receivable from members that totaled $1.7 million, which is included as a related party receivable on the condensed consolidated balance sheets.
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
The aggregate balance of tax receivable liabilities as of June 30, 2024 and December 31, 2023, is as follows (in thousands):

	June 30, 2024	December 31, 2023
Liability related to tax receivable agreement
Short term	$41	$41
Long term	5,201	5,201
Total liability related to tax receivable agreement	$5,242	$5,242
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sell-side advertising	$14,298	$23,601	$30,799	$37,384
Buy-side advertising	7,557	11,803	13,331	19,243
Total revenues	$21,855	$35,404	$44,130	$56,627

Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sell-side advertising	$447	$2,172	$1,409	$3,450
Buy-side advertising	1,848	3,924	2,141	5,429
Corporate office expenses	(4,360)	(3,841)	(8,423)	(6,765)
Total operating loss	(2,065)	2,255	(4,873)	2,114
Corporate other expense	(1,350)	(986)	(2,563)	(2,253)
Loss before taxes	$(3,415)	$1,269	$(7,436)	$(139)
Total assets by business segment are as follows (in thousands):

	June 30, 2024	December 31, 2023
Sell-side advertising	$15,302	$34,354
Buy-side advertising	22,560	22,539
Corporate office	10,614	13,779
Total assets	$48,476	$70,672
Note 8 — Net (Loss) Income Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of warrants for the three and six months ended June 30, 2023. The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to Class A shareholders and participating securities	$(590)	$192	$(1,365)	$(22)
Less: net income allocated to participating securities	—	99	—	—
Net (loss) income allocated to Class A shareholders	$(590)	$93	$(1,365)	$(22)

Weighted average common shares outstanding - basic	3,700,615	2,921,258	3,604,220	2,911,801
Class B Common Stock	—	—	—	—
Options to purchase common stock	—	51,180	—	—
Unvested restricted stock units	—	140,751	—	—
Weighted average common shares outstanding - diluted	3,700,615	3,113,189	3,604,220	2,911,801
Net (loss) income per common share, basic	$(0.16)	$0.03	$(0.38)	$(0.01)
Net (loss) income per common share, diluted	$(0.16)	$0.03	$(0.38)	$(0.01)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class B Common Stock	10,868	11,278	10,868	11,278
Warrants to purchase common stock	—	—	—	3,218
Options to purchase common stock	360	312	364	307
Unvested restricted stock units	392	432	464	485
Total excludable from net loss per share attributable to common stockholders - diluted	11,620	12,022	11,696	15,288
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
Operating Leases
During the six months ended June 30, 2024 and 2023, the Company incurred fixed rent expense associated with operating leases for real estate of $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three and six months ended June 30, 2024 and 2023, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$41	$40	$78	$80
Non-cash changes to the operating lease ROU assets and operating lease liabilities
Additions and modifications to ROU asset obtained from new operating liabilities	$200	$—	$200	$—
The weighted-average remaining lease term and discount rate for the Company’s operating lease is 5.0 years and 8.4%, respectively, as of June 30, 2024. The weighted-average remaining lease term and discount rate for the Company's operating leases is 6.3 years and 8.4%, respectively, as of June 30, 2023.
The future payments due under operating leases as of June 30, 2024 us as follows (in thousands):

2024	$128
2025	258
2026	265
2027	269
2028	167
Thereafter	200
Total undiscounted lease payments	1,287
Less effects of discounting	(229)
Less current lease liability	(179)
Total operating lease liability, net of current portion	$879
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	June 30, 2024	December 31, 2023
Furniture and fixtures	5	$137	$128
Computer equipment	3	20	20
Leasehold improvements	15	36	36
Capitalized software	3	702	702
Property, equipment and software, gross		895	886
Less: accumulated depreciation and amortization		(424)	(287)
Total property, equipment and software, net		$471	$599
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$59	$56	$120	$104
General and administrative	9	9	17	17
Total depreciation and amortization	$68	$65	$137	$121

Note 11 — Intangible Assets, net
In September 2020, the Company acquired Orange142 for a purchase price of $26.2 million. The acquisition of Orange142 was recorded by allocating the total purchase consideration to the fair value of the net tangible assets acquired, including goodwill and intangible assets, in accordance with ASC 805. The purchase consideration exceeded the fair value of the net assets, resulting in goodwill of $4.1 million and intangible assets of $18.0 million. The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets. For the three months ended June 30, 2024 and 2023, amortization expense of $0.5 million and for the six months ended June 30, 2024 and 2023, amortization expense of $1.0 million, respectively, was recognized. As of June 30, 2024 and December 31, 2023, intangible assets net of accumulated amortization was $10.7 million and $11.7 million, respectively.
As of June 30, 2024, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

	June 30, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.3	$13,028	$(4,886)	$8,143
Trademarks and tradenames	6.3	3,501	(1,313)	2,188
Non-compete agreements	1.3	1,504	(1,128)	376
Total intangible assets, net		$18,034	$(7,327)	$10,707

	December 31, 2023
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.8	$13,028	$(4,234)	$8,794
Trademarks and tradenames	6.8	3,501	(1,138)	2,363
Non-compete agreements	1.8	1,504	(978)	527
Total intangible assets, net		$18,034	$(6,350)	$11,684

Total
2024	$977
2025	1,879
2026	1,653
2027	1,653
2028	1,653
Thereafter	2,892
Total future amortization expense	$10,707

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

(1)DDH owns 100% of the voting interest in Direct Digital Holding, LLC. As of June 30, 2024, DDH owns 25.8% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements.

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
Recent Developments
Nasdaq Rule Noncompliance.

On April 17, 2024, May 21, 2024 and August 21, 2024, we received notices from the Listing Qualifications Department of Nasdaq regarding the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, respectively, with the SEC. The Company submitted a plan to Nasdaq to regain compliance with respect to the Delinquent Filings, and Nasdaq granted the Company an exception until October 14, 2024 to evidence compliance with the rule requiring filing of our periodic reports. Neither the notices from Nasdaq nor the Company’s non-compliance with the rule has an immediate effect on the listing or trading of the Company’s securities on Nasdaq, which currently continues to trade on The Nasdaq Capital Market under the symbol “DRCT.” We have since filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 on October 15, 2024, making this Quarterly Report for the fiscal quarter ended June 30, 2024 the final Delinquent Report left to file. Upon the filing of this report, the Company believes it will have evidenced compliance with Nasdaq’s rules; however, the Company is awaiting a formal compliance determination from the Staff of the Listing Qualifications Department of Nasdaq. The Company will provide an update upon receipt of such determination.

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
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 156,000 advertisers per month in the three months ended June 30, 2024, an increase of 31% over the 119,000 advertisers per month in the three months ended June 30, 2023. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the three months ended June 30, 2024, we processed over 721.2 billion average monthly bid requests, up 20% from 2023.
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
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space) looking to place their advertisements. We serve the needs of over 215 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations (“DMOs”)), education, energy, consumer packaged goods, healthcare, financial services (including cryptocurrency technologies) and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention amongst the clients that represent approximately 80% of our revenue during the six months ended June 30, 2024. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenues
Sell-side advertising	$14,298	$23,601	$(9,303)	(39)%	$30,799	$37,384	$(6,585)	(18)%
Buy-side advertising	7,557	11,803	(4,246)	(36)%	13,331	19,243	(5,912)	(31)%
Total revenues	21,855	35,404	(13,549)	(38)%	44,130	56,627	(12,497)	(22)%

Cost of revenues
Sell-side advertising	13,209	20,743	(7,534)	(36)%	28,016	32,584	(4,568)	(14)%
Buy-side advertising	2,715	4,588	(1,873)	(41)%	5,185	7,537	(2,352)	(31)%
Total cost of revenues	15,924	25,331	(9,407)	(37)%	33,201	40,121	(6,920)	(17)%

Gross profit	5,931	10,073	(4,142)	(41)%	10,929	16,506	(5,577)	(34)%

Operating expenses	7,996	7,818	178	2%	15,802	14,392	1,410	10%
Loss from operations	(2,065)	2,255	(4,320)	(192)%	(4,873)	2,114	(6,987)	(331)%
Other expense, net	(1,350)	(986)	(364)	(8)%	(2,563)	(2,253)	(310)	(8)%
Loss before income taxes	(3,415)	1,269	(4,684)	(369)%	(7,436)	(139)	(7,297)	5250%
Income tax benefit	(274)	74	(348)	(470)%	(475)	—	(475)	100%
Net loss	$(3,141)	$1,195	$(4,336)	(363)%	$(6,961)	$(139)	$(6,822)	4908%
Adjusted EBITDA (1)	$(1,343)	$3,061	$(4,404)	(144)%	$(3,005)	$3,608	$(6,613)	(183)%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues
Our revenues of $21.9 million for the three months ended June 30, 2024 decreased by $13.5 million, or 38%, from $35.4 million for the three months ended June 30, 2023. Sell-side advertising revenue decreased $9.3 million, or 39%, primarily due to a decrease in impression inventory. This decrease was primarily caused by one of the Company’s sell-side customers pausing its connection to the Company while it investigated allegations made against the Company in a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company sold approximately 2.0 billion average monthly impressions over the three months ended June 30, 2024, a decrease of 27% from the prior period. Buy-side revenue decreased $4.2 million, or 36%, over the three months ended June 30, 2023 due to a $3.0 million decrease in spending from our existing customer base, a $1.6 million decrease from completion of certain one-time campaigns in 2023 partially offset by a shift in timing of spend among quarters.

Our revenues of $44.1 million for the six months ended June 30, 2024 decreased by $12.5 million, or 22%, from $56.6 million for the six months ended June 30, 2023. Sell-side advertising revenue decreased $6.6 million, or 18%, primarily due to a decrease in impression inventory, including as a result of the customer suspension that occurred during May 2024. The Company sold approximately 2.0 billion average monthly impressions over the six months ended June 30, 2024, a decrease of 14% from the prior period. Buy-side revenue decreased $5.9 million, or 31%, over the six months ended June 30, 2023 due to a $3.8 million decrease in spending from our existing customer base, a $3.0 million decrease from completion of certain one-time campaigns in 2023 partially offset by growth from existing and new customers.

Cost of revenues
Consistent with the overall decrease in revenues, cost of revenues of $15.9 million for the three months ended June 30, 2024 decreased by $9.4 million, or 37% from $25.3 million for the three months ended June 30, 2023. Sell-side advertising cost of revenues decreased $7.5 million, to $13.2 million, or 92% of revenue for the three months ended June 30, 2024, compared to $20.7 million, or 88% of revenue, for the same period in 2023. The decrease in costs was primarily due to the related decrease in revenue, while the 4% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.6 million related to new analytic costs to support the growth as well as the mix and concentration of publishers and the related costs. Buy-side advertising cost of revenues decreased $1.9 million, to $2.7 million, or 36% of revenue for the three months ended June 30, 2024, compared to $4.6 million, or 39% of revenue, for the same period in 2023.

Consistent with the overall decrease in revenues, cost of revenues of $33.2 million for the six months ended June 30, 2024 decreased by $6.9 million, or 17% from $40.1 million for the six months ended June 30, 2023. Sell-side advertising cost of revenues decreased $4.6 million, to $28.0 million, or 91% of revenue for the six months ended June 30, 2024, compared to $32.6 million, or 87% of revenue, for the same period in 2023. The decrease in costs was primarily due to the related decrease in revenue, while the 4% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.6 million related to an increase in server capacity and approximately $0.7 million related to new analytic costs to support the growth as well as the mix and concentration of publishers and the related costs. Buy-side advertising cost of revenues decreased $2.4 million, to $5.2 million, or 39% of revenue for the six months ended June 30, 2024, compared to $7.5 million, or 39% of revenue, for the same period in 2023.

Gross profit
Gross profit was $5.9 million, or 27% of revenue, for the three months ended June 30, 2024, compared to $10.1 million, or 28% of revenue, for the same period in 2023, reflecting a decrease of $4.1 million or 41%. The change in margin for the three months ended June 30, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional fixed costs related to an increase in server capacity.

Sell-side advertising gross profit decreased $1.8 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due an increase in fixed costs related to our servers and the decrease in revenues. Sell-side advertising gross margin was 8% and 12% for the three months ended June 30, 2024 and 2023, respectively. Sell-side gross margin in 2024 was negatively impacted by additional fixed costs of approximately $0.2 million incurred in the three months ended June 30, 2024, related to an increase in server capacity to support our growth. Buy-side advertising gross profit decreased $2.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 64% and 61% for the three months ended June 30, 2024 and 2023, respectively.

Gross profit was $10.9 million, or 25% of revenue, for the six months ended June 30, 2024, compared to $16.5 million, or 29% of revenue, for the same period in 2023, reflecting a decrease of $5.6 million or 34%. The change in margin for the six months ended June 30, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional fixed costs related to an increase in server capacity.

Sell-side advertising gross profit decreased $2.0 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due the increase in temporary fixed costs related to our servers partially and the decrease in revenues. Sell-side advertising gross margin was 9% and 13% for the six months ended June 30, 2024 and 2023, respectively. Sell-side gross margin in 2024 was negatively impacted by additional fixed costs of approximately $0.8 million incurred in the six months ended June 30, 2024, related to an increase in server capacity to support our growth. Buy-side advertising gross profit decreased $3.6 million for the six months ended June 30, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 61% and 61% for the six months ended June 30, 2024 and 2023, respectively.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Compensation, tax and benefits	$4,166	$4,553	$(387)	(8)%	$8,690	$8,187	$503	6%
General and administrative	3,830	3,265	565	17%	7,112	6,205	907	15%
Total operating expenses	$7,996	$7,818	$178	2%	$15,802	$14,392	$1,410	10%
Compensation, taxes and benefits
Compensation, taxes and benefits of $4.2 million, decreased by $0.4 million, or 8%, for the three months ended June 30, 2024 from $4.6 million for the same period in 2023. The decrease is due to a decrease in bonus expense, severance costs and commissions expense, partially offset by headcount additions made throughout 2023 primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure. Sequentially, compensation, taxes and benefits decreased by $0.4 million, or 8%, from $4.5 million for the three months ended March 31, 2024 primarily due to lower bonus and stock compensation expense.

Compensation, taxes and benefits of $8.7 million, increased by $0.5 million, or 6%, for the six months ended June 30, 2024 from $8.2 million for the same period in 2023. The increase is due to headcount additions made throughout 2023 primarily in our operations area to support our growth as well as in our shared services to support our public company infrastructure and increased stock compensation, partially offset by a decrease bonus and severance expense.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our transition to and operation as a public company. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses, especially as the Company incurs additional one-time expenses to regain compliance with respect to delinquent SEC filings.

General and administrative expenses
General and administrative (“G&A”) expenses of $3.8 million for the three months ended June 30, 2024 increased from $3.3 million for the same period in 2023. G&A expenses as a percentage of revenue was 18% and 9% for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, we incurred higher professional fees, corporate expenses, sales and marketing expenses and software licenses. Sequentially, G&A expenses increased by $0.6 million, or 17%, from $3.3 million for the three months ended March 31, 2024 primarily due to higher professional fees, sales and marketing costs, corporate expenses and software licenses.

General and administrative (“G&A”) expenses of $7.1 million for the six months ended June 30, 2024 increased from $6.2 million for the same period in 2023. G&A expenses as a percentage of revenue was 16% and 11% for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we incurred higher professional fees, corporate expenses, sales and marketing expenses and software licenses.

We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses, especially as the Company incurs additional one-time expenses to regain compliance with respect to delinquent SEC filings.

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Interest expense	$(1,358)	$(1,028)	$(330)	32%	$(2,655)	$(2,045)	$(610)	30%
Other income	8	42	(34)	(81)%	92	92	—	—%
Loss on early termination of line of credit	—	—	—	nm	—	(300)	300	nm
Total other expense, net	$(1,350)	$(986)	$(364)	37%	$(2,563)	$(2,253)	$(310)	14%
nm – not meaningful
Other expense, net for the three months ended June 30, 2024 primarily consists of $1.4 million of interest expense. Other expense, net for the three months ended June 30, 2023 is primarily consists of $1.0 million of interest expense.

Interest expense increased for the three months ended June 30, 2024 to $1.4 million, compared to $1.0 million for the three months ended June 30, 2023. The increase in interest expense in the period is due to additional net borrowings of $12.6 million under the Company’s credit facilities, as well as higher interest rates.

Other expense, net for the six months ended June 30, 2024 primarily consists of $2.7 million of interest expense. Other expense, net for the six months ended June 30, 2023 is primarily consists of $2.0 million of interest expense and $0.3 million related to the loss on early termination of the line of credit with SVB.

Interest expense increased for the six months ended June 30, 2024 to $2.7 million, compared to $2.0 million for the six months ended June 30, 2023. The increase in interest expense in the period is due to additional net borrowings of $12.6 million under the Company’s credit facilities, as well as higher interest rates.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 to the condensed consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $6.8 million in 2023 primarily related to payments made to a few publishers of $8.8 million associated with a disputed short payment from a customer and a net loss of $7.0 million in the six months ended June 30, 2024 reflecting the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $3.9 million as of June 30, 2024, (3) reported cash and cash equivalents of $1.1 million as of June 30, 2024, (4) has borrowed $9.7 million as of June 30, 2024 and the date of this report, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned and (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
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
Sources of Liquidity
The following table summarizes our cash and cash equivalents, working capital, and availability under our Credit Agreement (as defined below) on June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,069	$5,116
Working capital	$5,140	$3,280
Availability under Credit Agreement	$300	$7,000

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

Historical Cash Flows:
The following table sets forth our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(10,111)	$3,054
Net cash used in investing activities	(10)	(137)
Net cash provided by (used in) financing activities	6,074	(1,296)
Net (decrease) increase in cash and cash equivalents	$(4,047)	$1,621
Our cash and cash equivalents at June 30, 2024 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with June 30, 2023, primarily resulted from $10.1 million in cash flows used in operating activities partially offset by $6.1 million in cash flows provided by financing activities.
Operating Activities
For the Six Months Ended June 30, 2024 and 2023
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the six months ended June 30, 2024, net cash flows used in operating activities were $10.1 million and consisted of net loss of $7.0 million, $1.7 million in adjustments for non-cash and non-operating items and $4.9 million of cash out flows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $1.5 million and stock-based compensation expense of $0.7 million partially offset by $0.5 million of deferred tax benefit.

The $4.9 million decrease in cash resulting from changes in working capital primarily consisted of a $21.6 million decrease in accounts payable and a $1.2 million decrease in accrued expenses such as payroll and payroll related expenses partially offset by a $17.7 million decrease in accounts receivable. The decrease in accounts payable and accounts receivable is mainly due to the May 2024 temporary disconnection by a significant customer as a result of a customer investigating a defamatory article / blog post against the Company, as well as a payment of $8.8 million to a few publishers associated with a charge recorded in 2023 related to a disputed short pay from a customer.

For the six months ended June 30, 2023, net cash flows provided by operating activities were $3.1 million and mainly consisted of net loss of $0.1 million, $2.1 million in adjustments for noncash and non-operating items and $1.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $1.4 million, stock-based compensation expense of $0.3 million and loss on early termination of line of credit of $0.3 million.

The $1.1 million increase in cash resulting from changes in working capital consisted primarily of a $5.7 million increase in accounts payable and a $0.4 million increase in deferred revenues, partially offset by a $3.3 million increase in accounts receivable, a $0.9 million decrease in accrued liabilities and a $0.3 million increase in prepaid expenses. The increase in accounts receivable and accounts payable is mainly due to the seasonal nature of the sell-side segment of the business.
Investing Activities
For the Six Months Ended June 30, 2024 and 2023
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements.

For the six months ended June 30, 2024 and 2023, net cash flows used in investing activities of less than $0.1 million were primarily related to leasehold improvements and office furniture.
Financing Activities
For the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, net cash provided by financing activities was $6.1 million mainly resulting from $6.7 million of proceeds from line of credit and $0.2 million proceeds from warrants exercised partially offset by $0.4 million paid on term loan.

For the six months ended June 30, 2023, net cash used in financing activities was $1.3 million mainly resulting from $0.8 million for distributions paid to LLC holders, $0.3 million paid on term loan and $0.2 million deferred financing costs.

Contractual Obligations and Future Cash Requirements

As of June 30, 2024, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $1.1 million in 2024, $11.2 million in 2025, $25.7 million in 2026, less than $0.1 million in 2027, less than $0.1 million in 2028, and $0.1 million thereafter, assuming we do not refinance our indebtedness, enter into a new revolving credit facility or make any further draws under the revolving facility. The leases will require minimum payments of $0.1 million in 2024, $0.3 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, and $0.2 million thereafter. As of June 30, 2024, we had cash and cash equivalents of $1.1 million. Based on projections of revenue and operating results in the coming year, the available cash held by the Company and the amounts the Company may borrow under the Credit Agreement, the Company believes that it will have sufficient cash resources to finance its operations and service any maturing debt obligations for at least the next twelve months following the issuance of these financial statements.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,141)	$1,195	$(6,961)	$(139)
Add back (deduct):
Interest expense	1,358	1,028	2,655	2,045
Amortization of intangible assets	488	489	977	977
Stock-based compensation	158	210	662	304
Depreciation and amortization of property, equipment and software	68	65	137	121
Loss on early termination of line of credit	—	—	—	300
Income tax benefit	(274)	74	(475)	—
Adjusted EBITDA	$(1,343)	$3,061	$(3,005)	$3,608

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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2024 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weaknesses described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2024.
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
The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal controls over financial reporting was still not effective as of June 30, 2024.
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
Other than the described above, there were no material misstatements as a result of these material weaknesses; however, it could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weaknesses, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2024.
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
Changes in Internal Controls Over Financial Reporting
Other than as discussed above, there were no changes in internal controls over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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