Form 10-Q
period 2024-09-30
Direct Digital Holdings, Inc.
filed 2024-11-13
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2024, there were 3,799,901 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,868,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,087	$5,116
Accounts receivable, net of provision for credit losses of $385 and $344	6,287	37,207
Prepaid expenses and other current assets	1,112	759
Total current assets	11,486	43,082

Property, equipment and software, net	409	599
Goodwill	6,520	6,520
Intangible assets, net	10,219	11,684
Deferred tax asset, net	—	6,132
Operating lease right-of-use assets	873	788
Related party receivable	1,737	1,737
Other long-term assets	47	130
Total assets	$31,291	$70,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,452	$33,926
Accrued liabilities	881	3,816
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	36,667	1,478
Deferred revenues	976	381
Operating lease liabilities, current portion	183	126
Income taxes payable	99	34
Total current liabilities	45,299	39,802

Long-term debt, net of current portion	150	28,578
Liability related to tax receivable agreement, net of current portion	—	5,201
Operating lease liabilities, net of current portion	832	773
Total liabilities	46,281	74,354

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 3,795,199 and 3,478,776 shares issued and outstanding, respectively	4	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,868,000 shares issued and outstanding	11	11
Additional paid-in capital	3,481	3,067
Accumulated deficit	(6,593)	(2,538)
Noncontrolling interest	(11,893)	(4,225)
Total stockholders’ deficit	(14,990)	(3,682)
Total liabilities and stockholders’ deficit	$31,291	$70,672
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Sell-side advertising	$2,202	$51,622	$33,001	$89,006
Buy-side advertising	6,873	7,850	20,204	27,093
Total revenues	9,075	59,472	53,205	116,099

Cost of revenues
Sell-side advertising	2,654	44,606	30,670	77,190
Buy-side advertising	2,907	3,113	8,091	10,650
Total cost of revenues	5,561	47,719	38,761	87,840
Gross profit	3,514	11,753	14,444	28,259

Operating expenses
Compensation, taxes and benefits	3,526	4,747	12,216	12,934
General and administrative	3,646	2,512	10,757	8,718
Total operating expenses	7,172	7,259	22,973	21,652
(Loss) income from operations	(3,658)	4,494	(8,529)	6,607

Other income (expense)
Other income	99	83	190	175
Loss on early termination of line of credit	—	—	—	(300)
Derecognition of tax receivable agreement liability	5,201	—	5,201	—
Interest expense	(1,413)	(1,060)	(4,068)	(3,104)
Total other income (expense), net	3,887	(977)	1,323	(3,229)

Income (loss) before income taxes	229	3,517	(7,206)	3,378
Income tax expense	6,606	166	6,132	166
Net (loss) income	(6,377)	3,351	(13,338)	3,212

Net (loss) income attributable to noncontrolling interest	(3,687)	2,780	(9,283)	2,663
Net (loss) income attributable to Direct Digital Holdings, Inc.	$(2,690)	$571	$(4,055)	$549

Net (loss) income per common share:
Basic	$(0.71)	$0.09	$(1.11)	$0.09
Diluted	$(0.71)	$0.09	$(1.11)	$0.09

Weighted-average number of shares of common stock outstanding:
Basic	3,793	2,990	3,667	2,938
Diluted	3,793	3,044	3,667	3,080
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Nine Months Ended September 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(4,225)	$(3,682)
Stock-based compensation	—	—	—	—	811	—	—	811
Issuance related to vesting of restricted stock units, net of tax withholdings	195,088	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	12,557	—	—	—	92	—	—	92
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	912	—	—	912
Net loss	—	—	—	—	—	(4,055)	(9,283)	(13,338)
Noncontrolling interest rebalancing	—	—	—	—	(1,615)	—	1,615	—
Balance, September 30, 2024	3,795,199	$4	10,868,000	$11	$3,481	$(6,593)	$(11,893)	$(14,990)
Three Months Ended September 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(8,328)	$(8,772)
Stock-based compensation	—	—	—	—	149	—	—	149
Issuance related to vesting of restricted stock units, net of tax withholdings	2,950	—	—	—	—	—	—	—
Stock options exercised	3,803	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	(2,690)	(3,687)	(6,377)
Noncontrolling interest rebalancing	—	—	—	—	(122)	—	122	—
Balance, September 30, 2024	3,795,199	$4	10,868,000	$11	$3,481	$(6,593)	$(11,893)	$(14,990)
Nine Months Ended September 30, 2023

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2022	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	546	—	—	546
Issuance related to vesting of restricted stock units, net of tax withholdings	89,459	—	—	—	—	—	—	—
Warrants exercised	2,200	—	—	—	12	—	—	12
Warrant redemption accrual	—	—	—	—	(3,540)	—	—	(3,540)
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(1,968)	(1,968)
Net income	—	—	—	—	—	549	2,663	3,212
Balance, September 30, 2023	2,991,792	$3	11,278,000	$11	$(371)	$205	$4,009	$3,857
Three Months Ended September 30, 2023

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, June 30, 2023	2,988,916	$3	11,278,000	$11	$2,927	$(366)	$2,445	$5,020
Stock-based compensation	—	—	—	—	242	—	—	242
Issuance related to vesting of restricted stock units, net of tax withholdings	2,743	—	—	—	—	—	—	—
Warrant redemption accrual	—	—	—	—	(3,540)	—	—	(3,540)
Stock options exercised	133	—	—	—	—	—	—	—
Distributions to holders of LLC Units	—	—	—	—	—	—	(1,216)	(1,216)
Net income	—	—	—	—	—	571	2,780	3,351
Balance, September 30, 2023	2,991,792	$3	11,278,000	$11	$(371)	$205	$4,009	$3,857
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows (Used In) Provided By Operating Activities:
Net (loss) income	$(13,338)	$3,212
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	558	435
Amortization of intangible assets	1,465	1,465
Reduction in carrying amount of right-of-use assets	115	124
Depreciation and amortization of property, equipment and software	205	185
Stock-based compensation	811	546
Deferred income tax expense	6,132	82
Loss on early termination of line of credit	—	300
Derecognition of tax receivable agreement liability	(5,201)	—
Provision for credit losses/bad debt expense, net of recoveries	36	98
Changes in operating assets and liabilities:
Accounts receivable	30,884	(28,381)
Prepaid expenses and other assets	(394)	(524)
Accounts payable	(27,474)	27,326
Accrued liabilities and tax receivable agreement payable	(1,471)	(753)
Income taxes payable	65	(61)
Deferred revenues	595	497
Operating lease liability	(83)	(70)
Net cash (used in) provided by operating activities	(7,095)	4,481

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(17)	(137)
Net cash used in investing activities	(17)	(137)

Cash Flows Provided by (Used In) Financing Activities:
Payments on term loan	(373)	(491)
Proceeds from lines of credit	6,700	—
Payments on shares withheld for taxes	(551)	—
Payment of deferred financing costs	—	(442)
Proceeds from options exercised	92	—
Proceeds from warrants exercised	215	12
Distributions to holders of LLC Units	—	(1,988)
Net cash provided by (used in) financing activities	6,083	(2,909)

Net (decrease) increase in cash and cash equivalents	(1,029)	1,435
Cash and cash equivalents, beginning of the period	5,116	4,047
Cash and cash equivalents, end of the period	$4,087	$5,482

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$263	$349
Cash paid for interest	$3,472	$2,667

Non-cash Financing Activities:
Accrual of warrant redemption liability	$—	$3,540
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

Direct Digital Holdings, Inc. owns 100% of the voting interest in Direct Digital Holdings, LLC. As of September 30, 2024, DDH owns 25.9% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements. Direct Digital Holdings, LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. Direct Digital Holdings, LLC’s wholly-owned subsidiaries are as follows:

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
Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders’ deficit for the three and nine months ended

September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in Form 10-K filed with the SEC on October 15, 2024.
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
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 — Segment Information of our condensed consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
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
Sell-side advertising
The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic sell-side platform (“SSP”). The Company refers to its publishers, app developers, and channel partners collectively as its "publishers." The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue at a point in time when an ad is delivered or displayed in response to a winning bid request from ad buyers.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $1.0 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized during the nine months ended September 30, 2024 and 2023 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.5 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of September 30, 2024 and December 31, 2023, goodwill was $6.5 million, which includes $2.4 million as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4.1 million from the acquisition of Orange 142 in 2020. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the nine months ended September 30, 2024 and 2023.
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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the nine months ended September 30, 2024 and 2023.
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
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the nine months ended September 30, 2024 and 2023, members of DDM exchanged no shares of Class B Common Stock into shares of Class A Common Stock.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of September 30, 2024 and December 31, 2023, the Company recorded a valuation allowance of $7.3 million and $0.5 million, respectively.

Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the nine months ended September 30, 2024 and 2023, the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows was less than $0.1 million.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended September 30, 2024 and 2023, one buy-side customer represented 12% and one sell-side customer represented 82% of revenues, respectively. For the nine months ended September 30, 2024 and 2023, one sell-side customer represented 52% and 72% of revenues, respectively. As of September 30, 2024 and December 31, 2023, three customers and one customer accounted for 35% and 83%, respectively, of accounts receivable.
As of September 30, 2024 and December 31, 2023, one vendor and three sellers of advertising inventory each accounted for at least 10%, and collectively accounted for 17% and 77%, respectively, of consolidated accounts payable.
Accrued Liabilities
The components of accrued liabilities on the balance sheet as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$277	$2,789
Accrued expenses	534	631
Accrued severance	—	189
Accrued litigation settlement (1)	—	171
Accrued interest	70	36
Total accrued liabilities	$881	$3,816
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

Deferred offering costs
The Company records certain legal, accounting and other third-party fees that are directly associated with an offering to stockholders’ equity or debt in the event that the Company completes an offering. Costs associated with debt offerings are amortized to interest expense using the straight-line method over the life of the debt. As of September 30, 2024 and December 31, 2023, $1.3 million and $1.7 million, respectively, of unamortized deferred financing costs are netted against debt in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, $0.1 million and $0.2 million, respectively, of unamortized deferred issuance costs are classified as prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
Liquidity and capital resources
Going Concern
The Company evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date these condensed consolidated financial statements were issued or were available to be issued.
As discussed in Note 9, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $13.3 million for the nine months ended September 30, 2024 reflecting the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $6.6 million as of September 30, 2024, (3) reported cash and cash equivalents of $4.1 million as of September 30, 2024, (4) has borrowed $9.7 million and $8.7 million, respectively, as of September 30, 2024 and the date of this report, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned, (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024 and (7) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary various relief from debt covenants (see Note 3 — Long-Term Debt) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an equity reserve facility (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), (4) regaining compliance with respect to delinquent SEC filings on October 15, 2024 which will allow the Company to access the capital markets as well as other financing sources and (5) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirements. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

Note 3 — Long-Term Debt
At September 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
2021 Credit Facility	$28,221	$28,594
Credit Agreement	9,700	3,000
Economic Injury Disaster Loan	150	150
Total debt	38,071	31,744
Less: deferred financing costs	(1,254)	(1,688)
Total debt, net of deferred financing costs	36,817	30,056
Less: current portion	(36,667)	(1,478)
Total long-term debt, net of current portion	$150	$28,578
The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense – Lafayette Square	$1,020	$896	$2,975	$2,665
Interest expense – East West Bank	206	—	531	—
Interest expense – other	1	1	4	4
Amortization of deferred financing costs	186	163	558	435
Total interest expense and amortization of deferred financing costs	$1,413	$1,060	$4,068	$3,104
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
Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15.0 million. The Company did not meet these conditions as of September 30, 2024 and therefore DDH LLC assets are considered restricted and no dividends or distributions to the Company and any shareholders is permitted while these conditions are not met.
The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of September 30, 2024, the Company owed a balance on the 2021 Credit Facility of $28.2 million. No additional deferred financing costs were incurred during the nine months ended September 30, 2024 and less than $0.1 million of additional deferred financing costs were incurred during the nine months ended September 30, 2023. Unamortized deferred financing costs as of September 30, 2024 and December 31, 2023 were $1.3 million and $1.7 million respectively. Accrued and unpaid interest was less than $0.1 million as of September 30, 2024 and December 31, 2023. The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain a net leverage ratio of no more than 3.50 to 1.00 as of December 31, 2021 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025, 3.00 to 1.00 as of June 30, 2025 and September 30, 2025, with incremental tightening of the ratio to 2.50 to 1.00 as of June 30, 2026 and thereafter through maturity. Prior to entering into the Fifth Amendment, the 2021 Credit Facility also required the Company to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries.
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
* TTM = Trailing Twelve Months

The Company was in compliance with all the financial covenants under the 2021 Credit Facility as of September 30, 2024 after giving effect to the amendments to the 2021 Credit Facility under the Fifth Amendment, except for the minimum trailing twelve months EBITDA covenant. The Company is in discussion with Lafayette Square to waive the current non-compliance with the financial covenant. While the Company expects to negotiate an acceptable resolution, there can be no assurance that it will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to the Company. If the Company is unable to obtain a waiver from or enter into an amendment with Lafayette Square, it could have a material adverse effect on our financial position and our ability to execute our business plan. Because of the non-compliance, the debt under the 2021 Credit Facility is classified as current as of September 30, 2024.
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
Prior to entering into the Third Amendment as defined below, the Company was required to maintain compliance at all times with the following financial covenants on a consolidated basis: (i) a fixed charge coverage ratio of not less than 1.25 to 1.0, beginning with the fiscal quarter ended on June 30, 2023 and at the end of each fiscal quarter thereafter; (ii) a total funded debt-to-EBITDA ratio of no more than 3.50 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter through December 31, 2023, 3.25 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter through March 31, 2025 and 3.00 to 1.00 as of June 30, 2025 and thereafter through maturity; and (iii) a liquidity covenant requiring the Company to maintain minimum liquid assets at all times (calculated in the manner provided for in the Credit Agreement), in one or more accounts held with EWB plus Revolving Credit Availability in the amount of $1.0 million. Revolving Credit Availability is defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. Additionally, the amounts outstanding under the Credit Agreement exceeded the Company’s borrowing base as of June 30, 2024 by $0.5 million which was addressed in the Third Amendment, requiring a $1.0 million principal payment on the outstanding loans under the Credit Agreement as of the date of the Third Amendment.

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
(1)TTM = Trailing Twelve Months
(2)Beginning November 30, 2024
(3)Beginning January 31, 2025
(4)Beginning April 15, 2025

The Company was in compliance with all the financial covenants under the Credit Agreement as of September 30, 2024 after giving effect to the amendments to the Credit Agreement under the Third Amendment, except for the minimum trailing twelve months EBITDA covenant. The Company is in discussion with EWB to waive the current non-compliance with the financial covenant. While the Company expects to negotiate an acceptable resolution, there can be no assurance that it will be able to negotiate a waiver or an amendment, or that such waiver or amendment will be on terms acceptable to the Company. If the Company is unable to obtain a waiver from or enter into an amendment with EWB, it could have a material adverse effect on our financial position and our ability to execute our business plan. Because of the maturity date, the debt under the Credit Agreement is classified as current as of September 30, 2024.
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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the nine months ended September 30, 2024, the Company did not incur any deferred financing costs associated with the Credit Agreement. As of September 30, 2024, there was $9.7 million outstanding under the Credit Agreement which was classified as short term due to the Maturity Date being within twelve months of the reporting period.

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
On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement. The termination of the SVB Revolving Credit Facility became effective April 20, 2023. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square Loan Servicing, LLC (“Lafayette Square”). The Company did not hold material cash deposits or securities at Silicon Valley Bank and did not experience any adverse impact to its liquidity or to its current and projected business operations, financial condition or results of operations as a result of the SVB closure. During the nine months ended September 30, 2023, the Company incurred $0.4 million of deferred financing costs. After the Company issued the notice of termination, total deferred financing costs of $0.3 million were expensed to loss on early termination of line of credit during the nine months ended September 30, 2023.
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
Accrued and unpaid interest expense as of September 30, 2024 and December 31, 2023 was less than $0.1 million and is included in accrued liabilities on the condensed consolidated balance sheets.
Overall
As of September 30, 2024, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2024	$1,109
2025	11,160
2026	25,656
2027	3
2028	3
Thereafter	140
Total	38,071
Less current portion	(36,667)
Less deferred financing costs	(1,254)
Long-term debt, net	$150

Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In August 2022 and December 2023, DDM tendered 100,000 and 410,000, respectively, of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of September 30, 2024, DDM held 10,868,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and were exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. As of September 30, 2024, none of these warrants were outstanding. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of September 30, 2024, none of these warrants were outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023 and exercised 70,000 Units and 10,500 warrants in February 2024.
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
Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company may not issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elects to sell to New Circle under the Purchase Agreement equals or exceeds certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement.

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company will pay a commitment fee of $150,000 to New Circle, which we may issue in the form of the Company’s Class A Common Stock (the “Commitment Fee”), the market value of which shall be determined based on the closing price of the Class A Common Stock on the date the Registration Statement is declared effective by the SEC; provided, however, that the Company may, in its sole discretion, elect to pay any portion of the Commitment Fee in cash, so long as such amount is paid on or prior to the day of filing of the Registration Statement filed in order to register the Company’s Class A Common Stock sold under the Purchase Agreement.
The Purchase Agreement will automatically terminate on the earliest of (i) the 36-month anniversary of the of the Purchase Agreement, (ii) the date on which New Circle shall have made payment to the Company for Class A Common Stock equal to the Total Commitment or (iii) the date any statute, rule, regulation, executive order, decree, ruling or injunction that would prohibit any of the transactions contemplated by the Purchase Agreement goes into effect. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty, upon five trading days’ prior written notice to New Circle so long as (a) there are no outstanding purchase notices under which our Class A Common Stock have yet to be issued and (b) the Company has paid all amounts owed to New Circle pursuant to the Purchase Agreement. The Company and New Circle may also agree to terminate the Purchase Agreement by mutual written consent.
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
During the nine months ended September 30, 2024 and 2023, the Company recognized $0.8 million and $0.5 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, tax and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan as of September 30, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	371,116	$2.51	8.77	$4,591
Granted	—	$—	—	$—
Exercised	(12,557)	$2.39	—	$179
Forfeited	(17,701)	$2.98	—	$36
Outstanding at September 30, 2024	340,858	$2.49	7.92	$97
Vested and exercisable at September 30, 2024	172,543	$2.17	7.64	$63

As of September 30, 2024, unrecognized stock-based compensation of $0.2 million related to 168,315 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 1.20 year.
Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the nine months ended September 30, 2024 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested- January 1, 2024	542,396	$2.87
Granted	99,474	$16.90
Vested	(362,799)	$6.76
Forfeited	(14,111)	$3.01
Unvested- September 30, 2024	264,960	$2.79
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 98,036 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of September 30, 2024, there was unrecognized stock-based compensation of $0.5 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.23 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. In August 2022 and December 2023, members of DDM exchanged 100,000 and 410,000 Class B shares into Class A shares, respectively.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company has recorded a deferred tax asset primarily from the outside basis difference in the partnership interest of $0.0 million and $6.1 million as of September 30, 2024 and December 31, 2023, respectively. The deferred tax asset is net of a valuation allowance of $7.3 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively. TRA payments of $0 and less than $0.1 million were made during the nine months ended September 30, 2024 and 2023, respectively. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the three and nine months ended September 30, 2024, $5.2 million was recognized as income under other income (expense) due to the derecognition of the TRA liability, as a valuation allowance was recorded against the deferred taxes associated with the TRA.

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
Income Taxes
Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax on the variable ownership changes. The ownership was 20.45% as of January 1, 2023 and increased to 23.35% in the fourth quarter of 2023. There was no exchange of shares of Class B common stock for shares of Class A common stock in the nine months ended September 30, 2024.
The Company recorded a tax benefit for federal and state income tax for which the components and the effective income tax rates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$6,606	$166	$6,132	$166
Effective income tax rate	2884.7%	4.7%	(85.1%)	4.9%
The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2023 primarily due to the Company’s partnership loss that is not subject to federal and state taxes. The effective tax rates were different from the statutory rates for the three and nine months ended September 30, 2024 primarily due to recording a valuation allowance against deferred taxes.
As of September 30, 2024, the Company had federal net operating loss carryforwards of $4.4 million that can be carried forward indefinitely.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2022 and 2021 remain open as of September 30, 2024. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
Note 6 — Related Party Transactions
Related Party Transactions
Member Payable
As of September 30, 2024 and December 31, 2023, the Company had a net receivable from members that totaled $1.7 million, which is included as a related party receivable on the condensed consolidated balance sheets.
Up-C Structure
In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 — Stockholders’ Deficit and Stock-Based Compensation). One of the tax benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA. As described in Note 5 — Tax Receivable Agreement and Income Taxes, for the three and nine months ended September 30, 2024, $5.2 million was recorded as income in other income (expense) for such change as the deferred taxes giving rise to the TRA have a valuation allowance recorded to offset the deferred tax assets.
The aggregate balance of tax receivable liabilities as of September 30, 2024 and December 31, 2023, is as follows (in thousands):

	September 30, 2024	December 31, 2023
Liability related to tax receivable agreement
Short term	$41	$41
Long term	—	5,201
Total liability related to tax receivable agreement	$41	$5,242
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sell-side advertising	$2,202	$51,622	$33,001	$89,006
Buy-side advertising	6,873	7,850	20,204	27,093
Total revenues	$9,075	$59,472	$53,205	$116,099
Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sell-side advertising	$(873)	$6,206	$536	$9,657
Buy-side advertising	1,349	1,551	3,490	6,980
Corporate office expenses	(4,134)	(3,263)	(12,555)	(10,030)
Total operating (loss) income	(3,658)	4,494	(8,529)	6,607
Corporate other expense	3,887	(977)	1,323	(3,229)
Income (loss) before income taxes	$229	$3,517	$(7,206)	$3,378

Total assets by business segment are as follows (in thousands):

	September 30, 2024	December 31, 2023
Sell-side advertising	$3,807	$34,354
Buy-side advertising	20,604	22,539
Corporate office	6,880	13,779
Total assets	$31,291	$70,672
Note 8 — Net (Loss) Income Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of warrants for the three and nine months ended September 30, 2023. The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Class A shareholders and participating securities	$(2,690)	$571	$(4,055)	$549
Less: net income allocated to participating securities	—	296	—	285
Net (loss) income allocated to Class A shareholders	$(2,690)	$275	$(4,055)	$264

Weighted average common shares outstanding - basic	3,793	2,990	3,667	2,938
Class B Common Stock	—	—	—	—
Options to purchase common stock	—	20	—	24
Unvested restricted stock units	—	34	—	118
Weighted average common shares outstanding - diluted	3,793	3,044	3,667	3,080
Net (loss) income per common share, basic	$(0.71)	$0.09	$(1.11)	$0.09
Net (loss) income per common share, diluted	$(0.71)	$0.09	$(1.11)	$0.09
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class B Common Stock	10,868	11,278	10,868	11,278
Options to purchase common stock	346	343	362	365
Unvested restricted stock units	268	495	402	382
Total excludable from net loss per share attributable to common stockholders - diluted	11,482	12,116	11,632	12,025
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
Operating Leases
During the nine months ended September 30, 2024 and 2023, the Company incurred fixed rent expense associated with operating leases for real estate of $0.2 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three and nine months ended September 30, 2024 and 2023, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$71	$41	$142	$121
Non-cash changes to the operating lease ROU assets and operating lease liabilities
Additions and modifications to ROU asset obtained from new operating liabilities	$—	$—	$200	$—
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 4.8 years and 8.3%, respectively, as of September 30, 2024. The weighted-average remaining lease term and discount rate for the Company's operating leases is 6.1 years and 8.4%, respectively, as of September 30, 2023.

The future payments due under operating leases as of September 30, 2024 are as follows (in thousands):

2024	$64
2025	258
2026	265
2027	269
2028	167
Thereafter	200
Total undiscounted lease payments	1,223
Less effects of discounting	(208)
Less current lease liability	(183)
Total operating lease liability, net of current portion	$832
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	September 30, 2024	December 31, 2023
Furniture and fixtures	5	$137	$128
Computer equipment	3	20	20
Leasehold improvements	15	42	36
Capitalized software	3	702	702
Property, equipment and software, gross		901	886
Less: accumulated depreciation and amortization		(492)	(287)
Total property, equipment and software, net		$409	$599
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$41	$42	$125	$125
General and administrative	26	22	80	60
Total depreciation and amortization	$67	$64	$205	$185
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the three months ended September 30, 2024 and 2023, amortization expense of $0.5 million and for the nine months ended September 30, 2024 and 2023, amortization expense of $1.5 million, respectively, was recognized. As of September 30, 2024 and December 31, 2023, intangible assets net of accumulated amortization was $10.2 million and $11.7 million, respectively.

As of September 30, 2024, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows:

	September 30, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.0	$13,028	$(5,211)	$7,817
Trademarks and tradenames	6.0	3,501	(1,400)	2,101
Non-compete agreements	1.0	1,505	(1,204)	301
Total intangible assets, net		$18,034	$(7,815)	$10,219

	December 31, 2023
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	6.8	$13,028	$(4,234)	$8,794
Trademarks and tradenames	6.8	3,501	(1,138)	2,363
Non-compete agreements	1.8	1,505	(978)	527
Total intangible assets, net		$18,034	$(6,350)	$11,684

Total
2024	$488
2025	1,879
2026	1,653
2027	1,653
2028	1,653
Thereafter	2,893
Total future amortization expense	$10,219

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
Direct Digital Holdings, Inc. owns 100% of the voting interest in Direct Digital Holdings, LLC. As of September 30, 2024, DDH owns 25.9% of the economic interest in Direct Digital Holdings, LLC. See further discussion of the Up-C structure in Note 6 of our condensed consolidated financial statements. Direct Digital Holdings, LLC was formed on June

21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. Direct Digital Holdings, LLC’s wholly-owned subsidiaries are as follows:

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
Recent Developments
Nasdaq Rule Noncompliance.

On October 18, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department of Nasdaq (the "Staff") notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 reported a stockholders’ deficit of $8.77 million. The Letter further noted that as of the letter date, the Company did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, which are the alternative quantitative standards to the Stockholders’ Equity Requirement for continued listing on Nasdaq. In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until December 2, 2024, to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is acceptable to the Staff, the Staff may grant an extension of up to 180 calendar days from the date of the Letter. If the Staff does not accept the Compliance Plan, the Staff will provide written notification to the Company that the Compliance Plan has been rejected. At that time, the Company may appeal the Staff’s determination to a Nasdaq Hearings Panel. The Company intends to submit a Compliance Plan on or before December 2, 2024. Further, the Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq, including by capital-raising activities such as through the Purchase Agreement, defined below, for the equity reserve facility described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation. However, there can be no assurance that Nasdaq will approve the Compliance Plan or that the Company will ultimately regain compliance with all applicable requirements for continued listing. Neither the Letter nor the Company’s non-compliance have an immediate effect on the listing or trading of the Company’s Class A Common Stock.

Equity Reserve Facility.

On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company may not issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elects to sell to New Circle under the

Purchase Agreement equals or exceeds certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company will pay a commitment fee of $150,000 to New Circle, which we may issue in the form of the Company’s Class A Common Stock (the “Commitment Fee”), the market value of which shall be determined based on the closing price of the Class A Common Stock on the date the Registration Statement is declared effective by the SEC; provided, however, that the Company may, in its sole discretion, elect to pay any portion of the Commitment Fee in cash, so long as such amount is paid on or prior to the day of filing of the Registration Statement filed in order to register the Company’s Class A Common Stock sold under the Purchase Agreement. The Purchase Agreement will automatically terminate on the earliest of (i) the 36-month anniversary of the Purchase Agreement, (ii) the date on which New Circle shall have made payment to the Company for Class A Common Stock equal to the Total Commitment or (iii) the date any statute, rule, regulation, executive order, decree, ruling or injunction that would prohibit any of the transactions contemplated by the Purchase Agreement goes into effect. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty, upon five trading days’ prior written notice to New Circle so long as (a) there are no outstanding purchase notices under which our Class A Common Stock have yet to be issued and (b) the Company has paid all amounts owed to New Circle pursuant to the Purchase Agreement.

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

Buy-side Unification.

On October 31, 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. The unification did not have a material impact on the Company's business operations nor on the Company's condensed consolidated financial statements.
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 176,000 advertisers per month in the three months ended September 30, 2024, an increase of 71% over the 103,000 advertisers per month in the three months ended September 30, 2023. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. For the three months ended September 30, 2024, we processed over 513.3 billion average monthly bid requests, down 51% from 2023, reflecting the pause in service by one of our sell-side customers in May 2024 which has not yet returned to pre-pause levels.
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
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology, DSP and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 88% client retention amongst the clients that represent approximately 80% of our revenue during the nine months ended September 30, 2024. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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

Our revenue recognition policies are discussed in more detail under “—Critical Accounting Estimates and Related Policies” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Other income (expense), net
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

Derecognition of tax receivable agreement liability. The Company derecognized its tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenues
Sell-side advertising	$2,202	$51,622	$(49,420)	(96)%	$33,001	$89,006	$(56,005)	(63)%
Buy-side advertising	6,873	7,850	(977)	(12)%	20,204	27,093	(6,889)	(25)%
Total revenues	9,075	59,472	(50,397)	(85)%	53,205	116,099	(62,894)	(54)%

Cost of revenues
Sell-side advertising	2,654	44,606	(41,952)	(94)%	30,670	77,190	(46,520)	(60)%
Buy-side advertising	2,907	3,113	(206)	(7)%	8,091	10,650	(2,559)	(24)%
Total cost of revenues	5,561	47,719	(42,158)	(88)%	38,761	87,840	(49,079)	(56)%

Gross profit	3,514	11,753	(8,239)	(70)%	14,444	28,259	(13,815)	(49)%

Operating expenses	7,172	7,259	(87)	(1)%	22,973	21,652	1,321	6%
(Loss) income from operations	(3,658)	4,494	(8,152)	(181)%	(8,529)	6,607	(15,136)	(229)%
Other income (expense), net	3,887	(977)	4,864	(498)%	1,323	(3,229)	4,552	(141)%
Income (loss) before income taxes	229	3,517	(3,288)	(93)%	(7,206)	3,378	(10,584)	(313)%
Income tax expense	6,606	166	6,440	3880%	6,132	166	5,966	3594%
Net (loss) income	$(6,377)	$3,351	$(9,728)	(290)%	$(13,338)	$3,212	$(16,550)	(515)%
Adjusted EBITDA (1)	$(2,855)	$5,371	$(8,226)	(153)%	$(5,858)	$8,978	$(14,836)	(165)%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $9.1 million for the three months ended September 30, 2024 decreased by $50.4 million, or 85%, from $59.5 million for the three months ended September 30, 2023. Sell-side advertising revenue decreased $49.4 million, or 96%, primarily due to a decrease in impression inventory. This decrease was primarily caused by one of the Company’s sell-side customers pausing its connection to the Company during the second quarter while it investigated allegations made against the Company in a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024, which affected the entirety of the quarter ended September 30, 2024. The Company sold approximately 0.2 billion average monthly impressions over the three months ended September 30, 2024, a decrease of 97% from the prior period. Buy-side revenue decreased $1.0 million, or 12%, over the three months ended September 30, 2023 due to a $0.7 million decrease in spending from our existing customer base, a $0.7 million decrease from completion of certain one-time campaigns in 2023 partially offset by growth from existing and new customers.

Our revenues of $53.2 million for the nine months ended September 30, 2024 decreased by $62.9 million, or 54%, from $116.1 million for the nine months ended September 30, 2023. Sell-side advertising revenue decreased $56.0 million, or 63%, primarily due to a decrease in impression inventory, resulting from the customer suspension that occurred during May 2024, which negatively affected revenue in the second and third quarters of 2024. The Company sold approximately 1.4 billion average monthly impressions over the nine months ended September 30, 2024, a decrease of 64% from the prior period. Buy-side revenue decreased $6.9 million, or 25%, over the nine months ended September 30, 2023 due to a $4.5 million decrease in spending from our existing customer base and a $3.6 million decrease from completion of certain one-time campaigns in 2023 partially offset by growth from existing and new customers.

Cost of revenues
Consistent with the overall decrease in revenues, cost of revenues of $5.6 million for the three months ended September 30, 2024 decreased by $42.2 million, or 88%, from $47.7 million for the three months ended September 30, 2023. Sell-side advertising cost of revenues decreased $42.0 million, to $2.7 million, or 121% of revenue for the three months ended September 30, 2024, compared to $44.6 million, or 86% of revenue, for the same period in 2023. The decrease in costs was primarily due to the related decrease in revenue, while the increase as a percentage of revenue was due to fixed costs remaining at a level consistent with the prior year. Buy-side advertising cost of revenues decreased $0.2 million, to $2.9 million, or 42% of revenue for the three months ended September 30, 2024, compared to $3.1 million, or 40% of revenue, for the same period in 2023.

Consistent with the overall decrease in revenues, cost of revenues of $38.8 million for the nine months ended September 30, 2024 decreased by $49.1 million, or 56% from $87.8 million for the nine months ended September 30, 2023. Sell-side advertising cost of revenues decreased $46.5 million, to $30.7 million, or 93% of revenue for the nine months ended September 30, 2024, compared to $77.2 million, or 87% of revenue, for the same period in 2023. The decrease in costs was primarily due to the related decrease in revenue, while the 6% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.5 million related to an increase in server capacity and approximately $1.1 million related to new analytic and technology-related costs to support the growth as well as the mix and concentration of publishers and the related costs. Buy-side advertising cost of revenues decreased $2.6 million, to $8.1 million, or 40% of revenue for the nine months ended September 30, 2024, compared to $10.7 million, or 39% of revenue, for the same period in 2023.

Gross profit
Gross profit was $3.5 million, or 39% of revenue, for the three months ended September 30, 2024, compared to $11.8 million, or 20% of revenue, for the same period in 2023, reflecting a decrease of $8.2 million, or 70%. The change in margin for the three months ended September 30, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the consistent level of fixed costs not covered by current period sell-side revenue.

Sell-side advertising gross profit decreased $7.5 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to a consistent level of fixed costs not covered by current period sell-side revenue. Sell-side advertising gross margin was (21)% and 14% for the three months ended September 30, 2024 and 2023, respectively. Buy-side advertising gross profit decreased $0.8 million for the three months ended September 30, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 58% and 60% for the three months ended September 30, 2024 and 2023, respectively.

Gross profit was $14.4 million, or 27% of revenue, for the nine months ended September 30, 2024, compared to $28.3 million, or 24% of revenue, for the same period in 2023, reflecting a decrease of $13.8 million or 49%. The change in margin for the nine months ended September 30, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional sell-side fixed costs related to an increase in server capacity and new analytic and technology-related costs.

Sell-side advertising gross profit decreased $9.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to the increase in fixed costs of approximately $1.6 million related to our servers and analytic and technology-related costs and the decrease in revenues. Sell-side advertising gross margin was 7% and 13% for the nine months ended September 30, 2024 and 2023, respectively. Buy-side advertising gross profit decreased $4.3 million for the nine months ended September 30, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 60% and 61% for the nine months ended September 30, 2024 and 2023, respectively.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Compensation, tax and benefits	$3,526	$4,747	$(1,221)	(26)%	$12,216	$12,934	$(718)	(6)%
General and administrative	3,646	2,512	1,134	45%	10,757	8,718	2,039	23%
Total operating expenses	$7,172	$7,259	$(87)	(1)%	$22,973	$21,652	$1,321	6%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.5 million, decreased by $1.2 million, or 26%, for the three months ended September 30, 2024 from $4.7 million for the same period in 2023. The decrease is due primarily to a decrease in bonus and commissions expense related to the decrease in revenue. Sequentially, compensation, taxes and benefits decreased by $0.6 million, or 15%, from $4.2 million for the three months ended June 30, 2024 primarily due to lower payroll costs resulting from headcount reductions made effective July 1, 2024.

Compensation, taxes and benefits of $12.2 million, decreased by $0.7 million, or 6%, for the nine months ended September 30, 2024 from $12.9 million for the same period in 2023. The decrease is primarily due to a decrease in bonus and commission expense related to the decrease in revenue.

On July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses, especially as the Company incurs additional one-time expenses to regain compliance with respect to delinquent SEC filings.

General and administrative expenses
General and administrative (“G&A”) expenses of $3.6 million for the three months ended September 30, 2024 increased from $2.5 million for the same period in 2023. G&A expenses as a percentage of revenue was 40% and 4% for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, we incurred $1.1 million in costs to regain compliance with respect to delinquent SEC filings as well as $0.3 million higher legal expenses compared to the prior year. Sequentially, G&A expenses decreased by $0.2 million, or 5%, from $3.8 million for the three months ended June 30, 2024 primarily due to lower sales and marketing expenses, travel and franchise tax expense, partially offset by $0.9 million of higher compliance and legal costs.

General and administrative (“G&A”) expenses of $10.8 million for the nine months ended September 30, 2024 increased from $8.7 million for the same period in 2023. G&A expenses as a percentage of revenue was 20% and 8% for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we incurred $1.3 million in costs to regain compliance with respect to delinquent SEC filings, $0.4 million higher legal expenses and $0.4 million higher franchise tax expense.

We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses, especially as the Company ceases incurring additional one-time expenses to regain compliance with respect to delinquent SEC filings, which have now all been filed.

Other income (expense), net
The following table sets forth the components of other income (expense), net for the periods presented (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Interest expense	$(1,413)	$(1,060)	$(353)	33%	$(4,068)	$(3,104)	$(964)	31%
Other income	99	83	16	19%	190	175	15	9%
Loss on early termination of line of credit	—	—	—	nm	—	(300)	300	nm
Derecognition of tax receivable agreement liability	5,201	—	5,201	nm	5,201	—	5,201	nm
Total other income (expense), net	$3,887	$(977)	$4,864	nm	$1,323	$(3,229)	$4,552	nm
nm – not meaningful
Other income (expense), net primarily includes $5.2 million relating to the derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company’s deferred tax assets during the three months ended September 30, 2024. Other income (expense), net for the three months ended September 30, 2024 and 2023 also consists of $1.4 million and $1.1 million, respectively, of interest expense. Interest expense increased by $0.4 million due to additional net borrowings of $12.7 million under the Company’s credit facilities, as well as higher interest rates.

Other income (expense), net for the nine months ended September 30, 2024 primarily includes $5.2 million relating to the derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company’s deferred tax assets. Other income (expense), net also consists of $4.1 million and $3.1 million, respectively, of interest expense. Interest expense increased by $1.0 million due to additional net borrowings of $12.7 million under the Company’s credit facilities, as well as higher interest rates. Lastly, other income (expense), net for the nine months ended September 30, 2023 also includes $0.3 million related to the loss on early termination of the line of credit with SVB.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 to the condensed consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $13.3 million for the nine months ended September 30, 2024 reflecting the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $6.6 million as of September 30, 2024, (3) reported cash and cash equivalents of $4.1 million as of September 30, 2024, (4) has borrowed $9.7 million and $8.7 million, respectively, as of September 30, 2024 and the date of this report, under the Credit Agreement which matures in July 2025, (5) was notified on April 17, 2024 that the Company’s auditor had resigned, (6) was unable to timely file its 2023 annual report and quarterly reports for the first two quarters of 2024 and (7) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirement. The delay in filing the Company’s annual and quarterly reports disrupted existing capital-raising efforts and created additional audit, legal and other expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand and cash flow from operations and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024, (2) working with lenders to provide temporary various relief from debt covenants (see Note 3 — Long-Term Debt in the condensed consolidated financial statements) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an equity reserve facility (see Note 4 - Stockholders' Deficit and Stock-Based Compensation in the condensed consolidated financial statements), (4) regaining compliance with respect to delinquent SEC filings on October 15, 2024 which will allow the Company to access the capital markets as well as other financing sources and (5) a plan to achieve compliance with

Nasdaq's minimum stockholders' equity requirement. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

Sources of Liquidity
The following table summarizes our cash and cash equivalents, working capital, and availability under our Credit Agreement (as defined below) on September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4,087	$5,116
Working capital (1)	$(33,813)	$3,280
Availability under Credit Agreement	$300	$7,000
(1) Working capital as of September 30, 2024 includes all amounts owed to Lafayette Square, which is shown as current portion of long term debt until a waiver or amendment is finalized with Lafayette Square. See Note 3 — Long-Term Debt in the notes to the condensed consolidated financial statements.

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

Credit Facilities

The terms and conditions of the various credit facilities we entered into are further described in Note 3 — Long-Term Debt in the notes to the condensed consolidated financial statements.

Equity Reserve Facility

The terms and conditions of the equity reserve facility we entered into with New Circle are further described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation in the notes to the condensed consolidated financial statements.

Historical Cash Flows:
The following table sets forth our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(7,095)	$4,481
Net cash used in investing activities	(17)	(137)
Net cash provided by (used in) financing activities	6,083	(2,909)
Net (decrease) increase in cash and cash equivalents	$(1,029)	$1,435
Our cash and cash equivalents at September 30, 2024 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with September 30, 2023, primarily resulted from $7.1 million in cash flows used in operating activities partially offset by $6.1 million in cash flows provided by financing activities.
Operating Activities
For the Nine Months Ended September 30, 2024 and 2023
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the nine months ended September 30, 2024, net cash flows used in operating activities were $7.1 million and consisted of net loss of $13.3 million, offset by $4.1 million in adjustments for non-cash and non-operating items and

$2.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $2.3 million, stock-based compensation expense of $0.8 million and deferred tax expense of $6.1 million partially offset by $5.2 million of derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company’s deferred tax assets. The $2.1 million increase in cash resulting from changes in working capital primarily consisted of a $30.9 million decrease in accounts receivable, partially offset by a $27.5 million decrease in accounts payable and a $1.5 million decrease in accrued expenses such as payroll and payroll related expenses. The decrease in accounts payable and accounts receivable is mainly due to the May 2024 temporary disconnection by a significant customer as a result of a customer investigating a defamatory article / blog post against the Company, as well as a payment of $8.8 million to a few publishers associated with a charge recorded in 2023 related to a disputed short pay from a customer.

For the nine months ended September 30, 2023, net cash flows provided by operating activities were $4.5 million and mainly consisted of net income of $3.2 million and $3.2 million in adjustments for noncash and non-operating items, partially offset by $2.0 million of cash outflows from working capital. Adjustments for non-cash and non-operating items primarily consisted of depreciation and amortization expense of $2.2 million, stock-based compensation expense of $0.5 million and loss on early termination of line of credit of $0.3 million. The $2.0 million decrease in cash resulting from changes in working capital consisted primarily of a $28.4 million increase in accounts receivable and a $0.8 million decrease in accrued liabilities, offset by a $27.3 million increase in accounts payable. The increase in accounts receivable and accounts payable is mainly due to the seasonal nature of the sell-side segment of the business.
Investing Activities
For the Nine Months Ended September 30, 2024 and 2023
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the nine months ended September 30, 2024 and 2023, net cash flows used in investing activities of less than $0.1 million and $0.1 million, respectively, were primarily related to office furniture and leasehold improvements.
Financing Activities
For the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, net cash provided by financing activities was $6.1 million mainly resulting from $6.7 million of proceeds from line of credit and $0.2 million proceeds from warrants exercised partially offset by $0.6 million for payments on shares withheld for taxes and $0.4 million paid on term loan.

For the nine months ended September 30, 2023, net cash used in financing activities was $2.9 million mainly resulting from $2.0 million for distributions paid to LLC holders, $0.5 million paid on the term loan and $0.4 million for deferred financing costs.

Contractual Obligations and Future Cash Requirements

As of September 30, 2024, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. After giving effect to the October 2024 amendments to the Company's debt facilities, we anticipate that the future minimum payments related to our current indebtedness over the next five years will be $1.0 million in 2024, $8.7 million in 2025, $28.2 million in 2026, less than $0.1 million in 2027, less than $0.1 million in 2028, and $0.1 million thereafter, assuming we do not refinance our indebtedness, enter into a new revolving credit facility or make any further draws under the revolving facility. The leases will require minimum payments of $0.1 million in 2024, $0.3 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, and $0.2 million thereafter. As of September 30, 2024, we had cash and cash equivalents of $4.1 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for loss on early termination of line of credit, derecognition of tax receivable agreement liability and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(6,377)	$3,351	$(13,338)	$3,212
Add back (deduct):
Interest expense	1,413	1,060	4,068	3,104
Amortization of intangible assets	488	488	1,465	1,465
Stock-based compensation	149	242	811	546
Depreciation and amortization of property, equipment and software	67	64	205	185
Loss on early termination of line of credit	—	—	—	300
Income tax expense	6,606	166	6,132	166
Derecognition of tax receivable agreement liability	(5,201)	—	(5,201)	—
Adjusted EBITDA	$(2,855)	$5,371	$(5,858)	$8,978

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, derecognition of tax receivable agreement liability, and certain one-time items such as acquisition transaction costs, losses from early termination or redemption of credit agreements or preferred units and gains from settlements or loan forgiveness that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2024 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weaknesses described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of September 30, 2024.
Material Weaknesses
We identified previously material weaknesses in our controls over the journal entry processes, information technology general controls (“ITGC”) and the technical evaluation of accounting matters that existed as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are a result of our processes and related controls not operating effectively related to journal entry processes, ITGC and the technical evaluation of accounting matters. As further detailed in Note 13 – Restatement (Unaudited) of the Company's consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company identified prior year accounting errors in the Company’s previously reported unaudited interim consolidated financial statements beginning March 31, 2022 resulting from the incorrect (1) accounting for and presentation of noncontrolling interests ("NCI"), (2) recognition of an organizational transaction, (3) presentation of earnings per share considering the effect of certain features of the Company's warrants and the impact of correcting the accounting for, and presentation of NCI, and (4) timing of the recording of the 2023 redemption of warrants. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the quarterly unaudited consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023.
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

Changes in Internal Controls Over Financial Reporting
Other than as discussed above, there were no changes in internal controls over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
ITEM 1A.    Risk Factors
As of the date of this Quarterly Report, other than the below, there have not been any material changes to the information related to the ITEM 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
If we fail to satisfy applicable listing standards, including compliance with the rules requiring that our stockholders’ equity be at least $2.5 million, our common stock may be delisted from the Nasdaq Capital Market.

On October 18, 2024, we received the Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million. The Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2024 and September 30, 2024 reported stockholders’ equity of negative $8.8 million and negative $13.3 million, respectively. The Letter further noted that as of the letter date, the Company did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on The Nasdaq Capital Market.

Neither the notice from Nasdaq nor the Company’s non-compliance with the stockholders’ equity requirement has an immediate effect on the listing or trading of the Company’s securities on Nasdaq, which currently continues to trade on The Nasdaq Capital Market under the symbol “DRCT.”

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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1
Fifth Amendment to Term Loan and Security Agreement, dated as of October 15, 2024, among Direct Digital Holdings, LLC, Lafayette Square Loan Services, LLC (“Lafayette Square”), as administrative agent, and the various lenders party thereto
X
10.2
Third Amendment to Credit Agreement, dated October 15, 2024, among Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC and Orange 142, LLC, as borrowers, and East West Bank, as lender
X
10.3	Share Purchase Agreement, dated October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC	8-K	001-41261	October 21, 2024	10.1
10.4	Registration Rights Agreement, dated as of October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC	8-K	001-41261	October 21, 2024	10.2
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: November 13, 2024	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)