Form 10-K
period 2024-12-31
Direct Digital Holdings, Inc.
filed 2025-03-28
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER 001-41261

DIRECT DIGITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-2306185 (I.R.S. Employer Identification No.)

1177 West Loop South, Suite 1310 Houston, Texas (Address of principal executive offices)	77027 (Zip code)
(832) 402-1051
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.001 per share	DRCT	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 25, 2025, there were 6,913,999 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,868,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.8 million.

CERTAIN DEFINITIONS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to:
•the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including Direct Digital Holdings, LLC, which we refer to as “DDH LLC,” and, unless otherwise stated, its subsidiaries.
•“Colossus Media” refers to Colossus Media, LLC, the sell-side marketing platform of our business acquired by the Company in 2018, operating under the trademarked banner of Colossus SSP™.
•“DDH LLC” refers to Direct Digital Holdings LLC, a Texas limited liability company jointly owned by the Company and DDM.
•“DDM” refers to Direct Digital Management, LLC, a Delaware limited liability company indirectly owned by Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, which entity owns LLC Units (as defined below) and which also holds noneconomic shares of our Class B Common Stock. DDM may exchange or redeem its LLC Units for shares of our Class A Common Stock as described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence,” together with a cancellation of the same number of its shares of Class B Common Stock.
•“Huddled Masses®” refers to Huddled Masses, LLC, a buy-side advertising and marketing service provider acquired by the Company in 2018.
•“LLC Units” refers to (i) economic nonvoting units in DDH LLC held by us and DDM and (ii) noneconomic voting units in DDH LLC, 100% of which are held by us.
•“Orange 142®” refers to Orange142, LLC, a buy-side advertising and marketing service provider acquired by the Company in 2020.
•“Tax Receivable Agreement” refers to the tax receivable agreement by and among Direct Digital Holdings, DDH LLC and DDM. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for additional information.

PART I
ITEM 1.              Business
Company Overview
We are an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021, is the holding company for DDH LLC, the business formed by our founders in 2018 through the acquisitions of Colossus Media and Huddled Masses. Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. In September 2020, DDH LLC acquired Orange 142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, we completed our initial public offering and certain organizational transactions which resulted in our current structure. In October 2024, we announced the unification of our buy-side businesses, Orange 142 and Huddled Masses.
Our sell-side advertising business, operated through Colossus Media, provides advertisers of all sizes a programmatic advertising platform that automates the sale of ad inventory between advertisers and marketers leveraging proprietary technology. Our platform offers extensive reach across a wide array of media partners to help Fortune 500 brands, media holding companies, independent agencies or emerging businesses reach highly sought after audiences, curated creators and helps publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and connected TV ("CTV"). Our platform offers top performing advertising inventory and creator content that aligns with Fortune 500 brands, media holding companies and mid-market agencies focusing on key growth audiences.
Our buy-side advertising business, now operating as Orange 142, provides technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV (“OTT/CTV”), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Programmatic Marketplace Transaction
The Sell-Side
On the sell-side of the digital supply chain, the supply side platform (“SSP”) is an ad technology platform used by advertisers, agencies, DSPs and publishers. Advertisers, agencies and DSPs utilize the SSP to access publishers and markets that they might not be able to access directly or through larger DSPs and ad exchangers. Publishers utilize the SSP to sell, manage and optimize the ad inventory on their websites in an automated and effective way. The SSPs help the publishers monetize the display ads, video ads, and native ads on their websites and mobile apps. The SSPs have enhanced their functionalities over the years and have included ad exchange mechanisms to efficiently manage their ad inventory. Also, SSPs allow the publishers to connect to DSPs directly instead of connecting through ad exchanges. The SSP allows publishers’ inventory to be opened up and made available to advertisers they may not be able to directly connect with. SSPs sell ad inventories in many ways - for example, directly to ad networks, via direct deals with DSPs, and most commonly via real-time bidding (“RTB”) auctions. The publisher makes its ad inventory available on an SSP and the SSP invites advertisers to bid based on the user’s data received. Each time the publisher’s web page loads, an ad request is sent to multiple demand sources which can include ad exchanges as well as DSPs directly from the SSP. In the case of RTB media buys, many DSPs place bids for the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid in the form of an auction.
The Sell-Side Platform: Colossus SSP
Colossus Media, which has been in operation since 2017, owns and operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. In 2024, our platform processed over 212 billion average monthly impressions and served approximately 168,000 buyers. Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we continue to make investments across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain.
Colossus SSP is agnostic to any specific DSP. We continually add new DSP partners especially where we believe the DSP might offer a unique advertising base seeking to target both our growth and general market audiences at scale. This business began as a trading desk supporting advertisers’ desires to reach growth audiences and we have evolved into a preeminent ad tech platform to support reaching all audiences at scale. We partner with publishers that range from small to large in scale spanning from those with multi-million viewers daily to those who curate a small niche and loyal viewership.
Colossus SSP partners with publishers to sell advertising inventory to our Colossus SSP-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. Buyers may include small and mid-sized buyers as well as larger, Fortune 500 industry leading brands and multinational or regional agencies, along with intermediaries that sit between Colossus SSP and the end buyers.
Our proprietary Colossus SSP platform was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that smaller publishers often offer a more engaged, highly-valued, unique following but experience technological and budgetary constraints on the path to monetization. Our business strategy on the sell-side also presents significant growth potential, as we believe we are well positioned to provide advertisers of all sizes with extensive market reach connecting partners with curated creators and audiences, optimizing the entire media chain to drive better results for clients. We believe that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.
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
We have aligned our business strategy to capitalize on significant growth opportunities due to fundamental market shifts and industry inefficiencies in serving the small and medium sized middle market companies that are the backbone of America. Several trends, happening in parallel, continue to revolutionize the way that advertising is purchased and sold. Specifically, the rise of the internet has led to a wholesale change in the way that media is consumed and monetized, as ads can be digitally delivered on a 1-to-1 basis. In traditional methods of advertising, such as broadcast TV, ads can target a specific network, program, or geography, but not a single household or individual as digital and OTT/CTV ads can. Additionally, we expect that the continued destabilization, including any potential phase out of digital “cookies” in the future, will (i) create more opportunities for technology companies that provide next-generation CTV and digital solutions, (ii) potentially minimize performance disruption for advertisers and agencies and (iii) potentially drive more small-to-mid sized businesses to pursue digital advertising goals through buy-side businesses like ours rather than on their own.
The Buy-Side Business: Orange 142
The buy-side segment is now operated through Orange 142, which has been in operation since 2013. The buy-side segment allows us to facilitate the procurement of digital advertising inventory (ad space) on behalf of our clients, as well as offer a comprehensive suite of end-to-end media solutions and technology services. We specialize in tailoring strategies that enhance visibility, engage target audiences, and drive quantifiable Key Performance Indicators (“KPIs”) and tangible business outcomes.
The landscape of advertising is rapidly evolving, with digital channels gaining prominence over traditional advertising placements. Our buy-side business utilizes cutting-edge technology for first-party data management, media procurement, campaign execution, and analytics. This technological foundation empowers our clients to achieve enhanced ROI across a diverse range of digital media channels. We interface with prominent programmatic DSPs, social media networks, and search engines, granting us the ability to harness customer insights across multiple channels. This cross-channel approach optimizes campaign performance and ROI for our clients. By adopting a platform-agnostic stance, our buy-side division offers extensive market access, enabling clients to purchase advertisements seamlessly across various mediums such as desktop, mobile, connected TV, streaming audio, social media, and digital billboards.
A distinctive feature of our offering is its visibility across inventory, facilitating the creation of customized audience segments at scale. Based on client objectives and selected advertising channels, our buy-side business offers forecasting and in-depth market insights. These tools empower our clients to enhance their Return on Advertising Spend (“ROAS”) across channels. Our buy-side segment primarily caters to small-to-mid-sized businesses, empowering them to leverage advanced advertising technology for targeted engagement. Our technology allows for direct, one-on-one interactions with potential customers, tailored to local and regional markets, media devices, and footprints. By leveraging data analytics, we assess potential buyers' decision-making processes and optimize campaign strategies accordingly.
We understand that small and mid-sized businesses often operate within constrained marketing budgets and localized footprints. Our objective is to deliver precise, ROI-focused advertising solutions that offer measurable campaign success. We serve the needs of about 230 small-to-mid-sized clients through our buy-side segment. Our buy-side leverages leading DSPs and advertising channels. This collaboration empowers us to drive increased advertising ROI and reduce customer acquisition costs for our clients. Through effective marketing strategies tailored to local markets, we aim to level the playing field for our buy-side customers, allowing them to compete effectively with larger advertisers. We believe our competitive advantage lies in our data-driven technology, enabling us to offer front-end, buy-side planning for small-to-mid-sized clients. Coupled with our access to multiple DSPs and advertising channels, we strive to deliver superior ROI.
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
Shift from Linear Broadcast to OTT/CTV. According to Emarketer as of October 2023, combined Linear TV and CTV ad spend will grow every year through the end of 2027, when it will reach nearly $100 billion. CTV will account for all of the growth, with spend expecting to increase by $5.5 billion year over year to $42.4 billion by end of 2027.
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
Potential Death of Cookies Could Destabilize Small-to-Mid-Size Business Ad Market. As the advertising industry faces a potential phase out of third-party cookies, small-to-mid-sized businesses are starting to face greater challenges in the adoption and transition to digital. While first-party data driven by first-party cookies will still have broad-based advertising support, more robust advertising efforts could experience some level of performance degradation. Specifically, the inability to tie ad impressions to an identity could add to the list of challenges already being faced by small-to-mid-sized businesses. However, we expect that any destabilization will create significant opportunities for next-generation technology companies, including us, that can provide media buying solutions and minimize performance disruption for advertisers and agencies.
Our Customers
On the sell-side of our business, our customers (or buyers) include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 168,000 advertisers per month in 2024 compared to approximately 115,000 in 2023. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization (“SPO”) agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
On the buy-side of our business, our customers consist of purchasers of digital advertising inventory (ad space). We serve the needs of about 230 small and mid-sized clients, consisting of advertising buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. Many advertising agencies and advertising holding companies have a decision-making function that is generally highly decentralized, such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations or “DMOs”), education, energy, consumer packaged goods, healthcare, financial services and other industries.
Our Competitive Strengths
We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:
•Humanizing technology through personalized programmatic advertising. We prioritize personal relationships, ensuring each client receives dedicated support and tailored programmatic solutions regardless of company size. Combining cutting-edge technology with a people-first approach makes programmatic advertising more accessible, transparent, and results-driven. Our high-touch service model ensures clients feel valued, supported, and empowered to succeed in the evolving digital landscape. Marketing may be highly automated, but people are at the heart of every transaction - from marketers expressing their brand promises, publishers safeguarding their user experience, and ultimately, the consumer, who will make decisions based on the ads seen. We take a hands-on approach, ensuring that every campaign is thoughtfully designed and supported by real and highly experienced people who care about our client’s success. Our unique perspective across the buy-side and sell-side allows us to offer comprehensive, tailored solutions that address the full spectrum of programmatic needs - we know what campaign success looks like for both the advertiser and publisher.

•End-to-End, Technology-Driven Solution Focused on Providing Higher Value to Underserved Markets. Our small and mid-sized client base is seeking high ROI, low customer acquisition costs and measurable results that grow their topline. Because we focus exclusively on the first and last miles of media delivery, we engage clients at the front-end of the digital supply chain with the first dollar of spend, in many cases prior to agency involvement, and drive data-driven results across the digital advertising ecosystem to optimize ROI. We offer an end-to-end solution that enables us to set and carry-out the digital campaign strategy of our clients in full, in a more efficient and less expensive manner than some of our competitors. Small and mid-sized companies are looking for partners that can drive results across the entire digital supply chain. On the Colossus SSP, we offer a wide range of publishers an opportunity to maximize advertising revenue driven by technology-enabled targeted advertising to reach all audiences. We believe our technology’s ability to tailor our efforts to our client-specific needs and inform those efforts with data and algorithmic learnings is a long-term advantage to serving this end of the market.
•Comprehensive Processes Enhance Ad Inventory Quality and Reduce Invalid Traffic (“IVT”). We operate what we believe to be one of the most comprehensive processes in the digital advertising ecosystem to enhance ad inventory quality. In the advertising industry, inventory quality is assessed in terms of IVT, which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. Through our platform design and proactive IVT mitigation efforts, including our accredited verification partners, we address IVT on a number of fronts, including sophisticated technology which detects and avoids IVT on the front end and back end, direct publisher and inventory relationships for supply path optimization and ongoing campaign and inventory performance reviews to ensure inventory quality and brand protection controls are in place.
•Curated Data-Driven Sell-Side Platform to Support Customers. The Colossus SSP enables us to gather data to build and develop unique product offerings for our clients. The SSP works with strategic data partners to allow for audience curation. The ability to curate our supply allows us to serve a broad range of clients with challenging and unique advertising needs and optimize campaign performance in a way that our siloed competitors are unable to do. This model, together with our infrastructure solutions and ability to quickly access excess server capacity, helps us scale up efficiently and allows us to grow our business at a faster pace than a pure buy-side solution would.
•High Client Retention Rate and Cross Selling Opportunities. During 2024, we had approximately 168,000 buyers on the sell-side and about 230 clients on the buy-side. They understand the independent nature of our platform and relentless focus on driving ROI-based results. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 80% client retention amongst the clients that represent approximately 80% of our revenues for 2024. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
•Growing and Profitable Business Model. In 2022 and 2023, we grew our revenue steadily and increased our gross profit, which we believe demonstrates the power of our technology platform, the strength of our client relationships and the leverage inherent to our business model. For the years ended December 31, 2023 and 2022, our revenue was $157.1 million and $89.4 million, respectively. For the years ended December 31, 2023 and 2022, our gross profit was $37.6 million and $29.3 million, respectively. For 2024, our revenue and gross profit were $62.3 million and $17.4 million, respectively. The decrease in revenue and gross profit in 2024 compared to the prior year was primarily caused by one of the Company’s sell-side customers pausing its connection to the Company during the second quarter of 2024 while it investigated allegations made against the Company in a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024, which affected the entirety of the quarters ended September 30, 2024 and December 31, 2024. We believe that this incident, and its impact on our results of operations during 2024, is not reflective of the strength of our underlying business model.
•Solutions for the Potential Destabilization of Advertising. As the advertising industry faces a potential phase out of third-party cookies in the future, we have begun integrating identity resolution solutions in order to provide our clients with accurate, targeted advertising without cookies. We will be investing in artificial intelligence and machine learning technology to further build out our data graph from first-party and third-party data sources and will facilitate matches and relations between the disparate sets of data.
•Experienced Management Team. Our management team, led by our two founders, has significant experience in the digital advertising industry and with identifying and integrating acquired businesses. Specifically, our two founders, Chairman and Chief Executive Officer Mark Walker and President Keith Smith, have over 45 years of combined experience. The team has led digital marketing efforts for both large and small companies with unique experience leading these companies through the challenges of transitioning platforms into the programmatic advertising space. Our Chief Technology Officer, Anu Pillai, is experienced in developing digital platforms on both the sell-side and buy-side, ranging from consumer-packaged goods (“CPG”) companies focused on e-commerce to publishers seeking to monetize their ad inventory. Our Chief Financial Officer, Diana Diaz, a former audit senior manager at Deloitte & Touche LLP, has significant experience working as CFO of a high growth microcap public company for more than ten years as well as other CFO and leadership roles at public and nonpublic companies. Our Chief Growth Officer, Maria Lowrey, was named a top 100 Leader in Energy and has over 20 years of senior level leadership experience working across publicly traded companies leading customer acquisition sales channels, scaling sales channels, and forging relationships that deliver material growth through business-to-business (“B2B”) or business-to-business-to-consumer (“B2B2C”) strategic partnerships.
•Industry Recognition. We have been designated as a top minority owned business and National Minority Supplier Diversity Council (“NMSDC”) certified to work with top Fortune 500 companies, brands and agencies to help them achieve their strategic goals by working with our media and advertising platform.
Environmental
Our platform requires significant amounts of information to be stored across multiple servers and we anticipate those amounts to increase significantly as we grow. We are committed to ensuring that we incorporate environmental excellence in our business mindset. Energy use, recycling practices and resource conservation are a few of the factors we take into consideration in building our technological infrastructure, selecting IT partners, and utilizing key suppliers. In the first half of 2023, we transitioned our server platform to HPE Greenlake, which is centered on environmentally friendly operations and marketed as “Greenlake-as-a-service,” through which we promote its energy conservation principles. We opted for HPE GreenLake’s as-a-service model because it represents a shift towards supplier responsibility for the elimination of wasted infrastructure and processing capacity. Our needs are metered and monitored, providing insights that can lead to significant resource and energy efficiencies by avoiding overprovisioning and optimizing the IT refresh cycle. This enables us to bring existing equipment to the highest levels of utilization and to eliminate idling equipment that drains energy and resources, yielding both environmental and financial savings.
Our Growth Strategy
We have a multi-pronged growth strategy designed to continue to build upon the momentum we have generated so far in order to create opportunities. Our key growth strategies include our plans to:
•Continue to expand our highly productive “on the ground” sell-side and buy-side sales teams throughout the United States, with a particular focus on markets where we believe our client base is underserved.
•Utilize management’s experience to identify and close additional acquisition opportunities to accelerate expansion into new industry verticals, grow market share and enhance platform innovation capabilities to create new sales channels.
•Leverage our end-to-end product offering as a differentiating factor to win new business and cross-sell to existing clients.
•Aggressively grow our curated audience offerings to ensure we are helping our Fortune 500 brands, media holding companies, independent agencies or mid-market businesses reach the consumers most important to them through the multiple channels they are engaging with, including high growth content formats such as OTT/CTV in-app and Digital Out of Home (“DOOH”).
•Continue to innovate and develop our audience curation and data targeting capabilities to inform decision-making and optimize client campaigns.

•Invest in further optimization of our infrastructure and technology solutions to maximize revenue and operating efficiencies.
Revenues
We generate revenues through a broad range of offerings. On the sell-side of our business, through our proprietary Colossus SSP, we generate revenues by selling advertising inventory (digital ad units) that we purchase from publishers to advertisers through a process of monetizing ad impressions on our proprietary sell-side programmatic platform operating under the trademarked banner Colossus SSP. The platform enables programmatic media buyers to buy ad inventory from our host of publishers and content creators aggregated to provide access to buyers at scale. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. In 2024, we processed approximately 212 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 59 billion, or 28%, of those impressions from growing multicultural-focused audiences. We provide our publishers with access to a host of media buyers on a daily basis. Our publishers, through our platform, had access to approximately 168,000 buyers of ad inventory over 2024. We have a sales team working on behalf of our publishers to enlist more ad buyers across all media channels to generate more revenue for our publishers. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as through OTT/CTV, digital audio, DOOH, and other channels and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.
On the buy-side of our business, we generate revenue from customers that enter into agreements with us to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features. Our team of savvy digital strategists, skilled software developers, experienced ad buyers or traders, expert technicians and data analysts drives the execution of advertising strategies across an array of digital channels including programmatic advertising, social, paid search, mobile, native, email, video advertising, OTT/CTV, audio, DOOH and more. In the world’s constantly shifting and expanding digital landscape, where it is easy for “set it and leave it” mentalities and impersonal algorithms to steer digital advertising campaigns, our data-driven approach enables customized ROI-focused outcomes for our clients. We have a wide variety of small and mid-sized companies representing numerous industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, and consumer goods and services. We are typically engaged on an “insertion order” or master services agreement, with the typical engagement driven by the campaign goals of the client. For our mid-sized clients, we typically engage on a long-term contractual basis ranging from one to five years, while our smaller clients tend to engage on a shorter duration of less than one year despite the fact that many of our smaller clients have been long-term clients well in excess of one year.
Marketing, Sales and Distribution
Our sales organization focuses on marketing our technology solution to increase the adoption of our products by existing and new sellers and buyers. We market our products and services to sellers and buyers through our national sales team that operates from various locations across the United States. This team leverages market knowledge and expertise to demonstrate the benefits of data driven advertising solutions across a range of platforms, including programmatic, search, social, CTV and influencer marketing and how we can drive better performance and results for our clients. We are focused on expanding our national sales presence primarily by growing our sales personnel presence in certain states and regions around the country in which we currently operate and/or are seeking to establish a presence. We typically seek to add experienced sales personnel with an established track record and/or verifiable book of business and client relationships.
For Colossus SSP, our professional services team manages each new DSP or publisher/seller integration while the buyer team focuses on the unique challenges and issues arising with our inventory buys. For the buy-side platform, our sales team has three fundamental components: (1) a consulting services team that advises clients on a more enterprise level in the design and implementation of a digital media strategy or necessary technology marketing stack to ensure their media dollars are optimized to the fullest potential; (2) a professional sales team with each salesperson working with clients to provide customized digital media plans based on the client’s ROI goals and budgets; and (3) our client services team that works closely with clients to manage and/or support campaigns.
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
Competition
Sell-Side Competition
On the sell-side of the digital advertising industry, competition is robust but more limited in that there were fewer than 80 SSPs in operation during 2024 including Pubmatic, Magnite and Acuity Ads. We continue to refine our offering so that it remains competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. We achieve this by ensuring that we have the right integrations and implementations in place. Our traffic verification partner is directly integrated within our exchange to ensure inventory quality on a real-time basis. We partner with an accredited Media Rating Council vendor to provide an added layer of security through sophisticated IVT detection and filtration. We believe that our verification with the Trustworthy Accountability Group indicates our status as a trusted player in the digital advertising ecosystem. Through our direct integration with The Media Trust’s Creative Quality Assurance (QA) product, we detect and eliminate the serving of malicious ads in real time, and by transacting on a universal cookie ID, consumers are served more relevant ads, advertisers reach more valuable users and publishers can match their audience data. In the end, we believe these factors enable our sales team to promote the advantages of our platform and drive greater adoption of Colossus SSP.
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
Human Capital Resources
As of December 31, 2024, we had 79 employees, the majority of whom are full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and believe our relations with our employees are good. Respect for human rights and a commitment to ethical business conduct are fundamental to our business model. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.
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
We own intellectual property related to our owned sites. We acquired the license to our proprietary Colossus SSP platform in 2022 from our third-party developer. As of December 31, 2024, we owned four websites and URLs in varying stages of development to support our marketers advertising efforts. We also hold seven U.S. registered trademarks.
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
ITEM 1A.            Risk Factors
Summary of Material Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:
•Our credit facilities subject us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
•The substantial doubt raised about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.
•We are currently ineligible to file new short-form registration statements on Form S-3 or use our existing registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•If we fail to satisfy applicable listing standards, including compliance with the rules requiring timely filing of our periodic reports with the SEC, our Class A Common Stock may be delisted from the Nasdaq Capital Market;
•The restatement of our consolidated financial statements for the quarterly periods in the year ended December 31, 2023 has subjected us to a number of additional costs, risks and uncertainties;
•High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.
•We are subject to payment-related risks and, if our clients do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.
•If we fail to detect advertising fraud, we could harm our reputation and hurt our ability to execute our business plan.

•Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.
•If the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, our platform’s effectiveness could be diminished and our business, results of operations, and financial condition could be adversely affected.
•Unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.
•Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
•Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations and financial condition.
•Changes in legislative, judicial, regulatory or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data. Such developments could cause revenue to decline, increase the cost of data, reduce the availability of data and adversely affect the demand for our products and services.
•Our buy-side clients include DMOs, which often operate as public/private partnerships involving a national, provincial, state and local governmental entity.
•The requirements of being a public company may strain our resources and divert our management’s attention.
•The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be harmed.
•A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’ or other partners’ computer systems, could be detrimental to our business, reputation and results of operations.
•We are a holding company and our principal asset is our equity interest in DDH LLC, and, accordingly, we depend on distributions from DDH LLC to pay our taxes, expenses and dividends.
•DDH is controlled by DDM, whose interests may differ from those of our public stockholders.
•The sale or issuance of our Class A Common Stock to New Circle pursuant to the Purchase Agreement may cause dilution and the sale of the shares of Class A Common Stock acquired by New Circle, or the perception that such sales may occur, could cause the price of our Class A Common Stock to be volatile.
•If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A Common Stock.
Risks Related to our Business
Our credit facilities subject us to operating restrictions and financial covenants that impose risk of default and may restrict our business and financing activities.
Our credit facilities, as defined in Note 3 — Long-Term Debt in the Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2024 and 2023, contain affirmative and negative covenants. On December 27, 2024, the financial covenants in our credit facilities were modified to add a minimum unrestricted cash requirement of $750,000 at all times and remove the minimum consolidated EBITDA requirement. These covenants may limit the amount of our borrowing available under the credit facilities, affect our ability to operate our business and may limit our ability to have sufficient funding or otherwise to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the credit facilities may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If the market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate commitments, cease making further loans, cause their loans to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.
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
Our audited consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2024, we had cash and cash equivalents of $1.4 million and an accumulated deficit of $8.8 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. These factors include the May 2024 pause by a sell-side customer of its connection to the Colossus SSP resulting from allegations contained in a defamatory article / blog post, which we believe was part of coordinated misinformation campaign. Our ability to continue as a going concern will depend on our ability to successfully manage costs after executing a reorganization plan on July 1, 2024, work with partners to achieve prior volume levels of sell-side revenue and obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining additional or expanded lines of credit, debt or equity financings, or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities, these securities may have rights, preferences, or privileges senior to those of our Class A Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to modify our business plans and operations, further cut operating costs, forego future development and other opportunities, or even terminate our operations.

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
As a result of our failure to timely file our Annual Report on Form 10-K for year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, we are currently ineligible to file new short-form registration statements on Form S-3 or use our existing registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
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
As a result of the delayed filing of several of our periodic reports with the SEC during 2024, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regained and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business and financial condition.
The restatement of our consolidated financial statements for the quarterly periods in the year ended December 31, 2023 has subjected us to a number of additional costs, risks and uncertainties.
As previously reported, our management determined that our consolidated financial statements for the quarterly periods in the years ended December 31, 2023 should be restated due to accounting errors resulting from the incorrect (1) accounting for, and presentation of, noncontrolling interests (“NCI”), (2) recognition of an organizational transaction in connection with the Company’s initial public offering, (3) presentation of earnings per share considering the effect of certain features of the Company’s warrants and the impact of correcting the accounting for, and presentation of NCI, and (4) timing of the recording of the 2023 redemption of warrants. The restatement of our consolidated financial statements and the process of remediating the material weaknesses caused us to incur substantial expenses for legal, accounting, and other professional services and diverted our management’s attention from our business. Continued remediation efforts could continue to cause us to incur increased expenses in these areas. As a result of the restatement and the change in our registered public accounting firm, we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2024 and June 30, 2024, and there can be no assurance that we will be able to timely file our required reports for future periods. In addition, as a result of the restatement and associated non-reliance on previously issued quarterly financial statements, investors may lose confidence in our financial reporting and the price of our Class A Common Stock could decline. We could also be subject to regulatory, stockholder or other actions in connection with the restatement and/or the associated material weaknesses, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting and other costs. If such proceedings arise and we do not prevail in such proceedings, we could be required to pay damages or settlement costs. The restatement and related matters could impair our reputation or could cause our stockholders or other counterparties to lose confidence in us. Any of these occurrences could adversely affect our business, financial condition and results of operations.
High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the years ended December 31, 2024 and 2023, one sell-side customer represented 46% and 73% of revenues, respectively. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable. As of December 31, 2023, one sell-side customer accounted for 83% of accounts receivable. In 2024, we experienced a short-pay notice from the concentrated sell-side customer resulting in reduction of our 2023 revenue to the reported amount of $157.1 million. The Company was not provided information as to the reason for the short pay and disputed it. In conjunction with the short pay, the Company recorded a charge of $8.8 million during the year ended December 31, 2023 for payments made in early 2024 to a few publishers, primarily because of the Company’s inability to charge back the publishers for the short pay given the lack of information and related documentation supporting such transaction. We do not expect these amounts to recur in any material fashion, although there is no assurance that this or other customers will not take such action in the future.
Additionally, although we continually seek to diversify our customer base, we cannot assure you that the proportion of the revenue contribution from this customer to our total revenues will decrease in the near future. Dependence on a limited number of major customers will expose us to the risks of substantial losses and may increase our accounts receivable and extend its turn-over days if any of them reduces or even ceases business with us. Specifically, any one of the following events, among others, may cause material fluctuations or declines in our revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:
•an overall decline in the business of one or more of our significant customers;
•the decision by one or more of our significant customers to switch to our competitors;

•the reduction in the prices for our services agreed by one or more of our significant customers; or
•the failure or inability of any of our significant customers to make timely payment for our services.
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
We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our sell-side or buy-side platform for improper purposes, which could materially affect us. For example, our sell-side platform could be used to divert or artificially inflate advertiser purchases, or to disrupt or divert the operation of our systems and the devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings, stage cyberattacks, or for other illicit purposes. In addition, the success of our buy-side advertising business depends on our ability to deliver effective digital advertising campaigns to publishers, advertisers and agencies. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of our business, including any given digital advertising campaign, and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self- regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business, any of which could have a material adverse effect on our business, prospects or results of operations.
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

Our platform is complex and multifaceted. Operational and performance issues could arise from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past and may be found in the future. Our platform also relies on third-party technology and systems to perform properly. It is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. We provide service-level agreements to some of our customers, and if our platform is not available for specified amounts of time or if there are failures in the interaction between our platform, partner platform and third-party technologies, we may be required to provide credits or other financial compensation to our customers.
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
Some consumers also download free or paid “ad-blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device. If more consumers adopt these measures, our business, results of operations, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on our business, results of operations and financial condition if they reduce the volume or effectiveness and value of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad-blockers could place us at a disadvantage because we rely on third-party data, while some large competitors have a significant amount of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our publishers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad-blockers do not ultimately have an adverse effect on our business, investor concerns about ad-blockers could cause our stock price to decline.
In March 2021, Alphabet Inc.’s Google subsidiary (“Alphabet”) announced that it would phase out cookies and not build alternate identifiers to track individuals as they browse across the web, nor would Google use them in its products. However, in July 2022, Alphabet announced that it would delay its Chrome web browser timeline for the deprecation of cookies to 2024. In July 2024, Google announced that it no longer plans to deprecate third-party cookies and will offer new ways to elevate user choice. These changes, and other privacy controls that may be put in place by other web companies in the future, have the potential to have an adverse effect on our business, results of operations, and financial condition if they reduce the volume or effectiveness and value of advertising.
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
•difficulties in integrating the operations, technologies, product or service offerings, administrative systems and personnel of acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;
•ineffectiveness or incompatibility of acquired technologies or solutions;
•potential loss of key employees of the acquired business;
•inability to maintain key business relationships and reputation of the acquired business;
•diversion of management attention from other business concerns;
•litigation arising from the acquisition or the activities of the acquired business, including claims from terminated employees, customers, former stockholders or other third parties;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk of liability;
•complications in the integration of acquired businesses or diminished prospects;
•failure to generate the expected financial results related to an acquisition on a timely manner or at all; and
•failure to accurately forecast the impact of an acquisition transaction; and implementation or remediation of effective controls, procedures, and policies for acquired businesses.
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
Our buy-side clients include DMOs, which often operate as public/private partnerships involving a national, provincial, state and local governmental entity.
Our work for DMOs carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations.
•Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients, including additional scrutiny and publicity.
•Government contracts can be challenged by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer project implementation and revenue recognition; and
•U.S. government contracting regulations impose strict contractual, compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.
The occurrences or conditions described above could affect not only our business with the DMOs and related government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material and adverse effect on our business, results of operations, and financial condition.
The requirements of being a public company have increased our operating expenses and may divert our management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight is required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
Our business depends on the overall demand for advertising and on the economic health of advertisers and publishers that benefit from our platform. Economic downturns or unstable market conditions, such as those potentially created by high price inflation, increasing interest rates, the imposition by the U.S. Government of tariffs and other trade barriers, as well as any retaliation by trade partners, health pandemics or geopolitical instability may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, results of operations, and financial condition. As we explore new countries into which we can expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate. Additionally, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have recently and may in the future lead to market-wide liquidity problems, which could also lead advertisers to decrease their advertising budgets and/or reduce their spend though our platform. This uncertainty regarding liquidity concerns in the financial services industry could adversely impact our business, our business partners, or industry as a whole in ways that we cannot predict at this time.
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
The substantial majority of our revenue has been derived from customers that programmatically purchase or sell advertising inventory through our platform. We expect that spending on programmatic ad buying and selling will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. Because our industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:
•Maintain our reputation and build trust with advertisers and digital media property owners;
•Offer competitive pricing to publishers, advertisers and digital media agencies;
•Maintain quality and expand quantity of our advertising inventory;
•Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;
•Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;
•Identify, attract, retain and motivate qualified personnel; and
•Cost-effectively manage our operations.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. For Colossus SSP, many advertisers devote a disproportionate amount of their advertising budgets to the third and fourth quarters of the calendar year to coincide with the annual holiday purchasing season, and buyers may spend more on advertising campaigns in the second and third quarters for seasonality and budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the second, third or fourth quarters, or reduce the amount of inventory available to advertisers during that period, such as adverse economic conditions or economic uncertainty, it could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the impacts of inflation, increasing interest rates, the imposition by the U.S. Government of tariffs and other trade barriers, as well as any retaliation by trade partners, and military conflicts in Ukraine and the Middle East may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

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
We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. You should not rely on our past quarterly or annual results of operations as indicators of future performance. You should consider and evaluate our prospects considering the risks and uncertainty frequently encountered by companies like ours. Some of these uncertainties relate to the fact that we operate in a rapidly evolving industry, which may present challenges forecasting accuracy, determining appropriate nature and levels of investments, predicting adequate future headcount, assessing appropriate returns on investments, achieving market acceptance of our existing and future offerings, managing client implementations and developing new solutions. If our assumptions regarding these uncertainties, which we regularly use and update to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.
We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. In addition, it is possible that artificial intelligence and machine learning-technology could, unbeknownst to us, be improperly utilized by employees while carrying out their responsibilities. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights.
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
DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, controls approximately 66.6% of the combined voting power of our Class A and Class B Common Stock. DDM is and will, for the foreseeable future, be able to substantially influence, through its ownership position, our corporate management and affairs, and is able to control virtually all matters requiring stockholder approval. DDM is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of DDM may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, DDM may have different tax positions from us, especially considering the Tax Receivable Agreement, which could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when DDH should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration DDM’s tax or other considerations, which may differ from the considerations of us or our other stockholders. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence” for more information.

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
Risks Related to our Offering with New Circle and Owning our Securities
The sale or issuance of our Class A Common Stock to New Circle pursuant to the Purchase Agreement may cause dilution and the sale of the shares of Class A Common Stock acquired by New Circle, or the perception that such sales may occur, could cause the price of our Class A Common Stock to be volatile.
On October 18, 2024, we entered into a share purchase agreement, dated October 18, 2024 (the “Purchase Agreement”), with New Circle Principal Investments LLC, pursuant to which (i) we issued 62,762 shares having an aggregate value of approximately $150,000 (the “Commitment Shares”) to New Circle and (ii) New Circle committed to purchase up to $20 million of our Class A Common Stock.
The shares of our Class A Common Stock that may be issued under the Purchase Agreement may be sold by us to New Circle at our discretion from time to time over a 36-month period following the date on which all of the conditions set forth in the Purchase Agreement were satisfied, which occurred shortly after the SEC declared our registration statement (File No. 333-282762) (the “First Registration Statement”) with a prospectus (the “First Prospectus”) effective on November 4, 2024 (the “Commencement”, and such date on which all of such conditions were satisfied, the “Commencement Date”). The First Registration Statement and the First Prospectus covered the initial resale by New Circle of up to 2,932,113 shares of our Class A Common Stock, which was comprised of: (i) 62,762 Commitment Shares and (ii) 2,869,351 shares that we may issue and sell to New Circle under the Purchase Agreement, which it may then resell under the Prior Prospectus (such shares, the “Initial Resale Shares”), if and when we sell shares to New Circle under the Purchase Agreement.
On December 27, 2024, the Company’s stockholders approved the issuance of up to an additional 8,500,000 shares of our Class A Common Stock (the “Subsequent Resale Shares,” and together with the Initial Resale Shares, the “Resale Shares”) under the Purchase Agreement, in accordance with applicable Nasdaq Capital Market listing rules. On January 17, 2025, we filed a second registration statement (File No. 333-284344) (the “Second Registration Statement,” and together with the First Registration Statement, the “Registration Statements”) with a prospectus (the “Second Prospectus,” and together with the First Prospectus, the “Prospectuses”) covering the resale of the Subsequent Resale Shares that we may issue and sell to New Circle under the Purchase Agreement, which it may then resell under the Second Prospectus, if and when we sell the Subsequent Resale Shares to New Circle under the Purchase Agreement. The purchase price for the Resale Shares that we may sell to New Circle under the Purchase Agreement has fluctuated and will continue to fluctuate based on the trading price of our Class A Common Stock on the Nasdaq Capital Market. Depending on market liquidity at the time, sales of the Resale Shares has caused, and may continue to cause, the trading price of our Class A Common Stock to be volatile. Since the Commencement Date through March 27, 2025, we have sold an aggregate of 2,969,351 shares of our Class A Common Stock for approximately $5.0 million in aggregate gross proceeds ($4.4 million net of issuance costs) pursuant to the Purchase Agreement and Registration Statements containing the Prospectuses.
We have the right to control the timing and amount of any future sales of our shares to New Circle, subject to certain limitations set forth in the Purchase Agreement. Additional sales of the Resale Shares, if any, to New Circle will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to New Circle all, some or none of the Resale Shares that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell Resale Shares to New Circle, after New Circle has acquired such shares, New Circle may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to New Circle by us could result in substantial dilution to the interests of other holders of our Class A Common Stock. Additionally, the sale of a substantial number of shares of our Class A Common Stock to New Circle, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
Further, we are not restricted from issuing additional securities in the future (other than through a variable rate transaction, subject to certain exceptions), including shares of our Class A Common Stock, securities that are convertible into or exchangeable for, or that represent the right to receive, our Class A Common Stock or substantially similar securities. To the extent that we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in further dilution to our stockholders.
We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.
We may direct New Circle to purchase up to $20 million worth of shares of our Class A Common Stock under our agreement over a 36-month period pursuant to purchase notices that we deliver to New Circle under the Purchase Agreement. Unless otherwise waived by New Circle, the maximum number of shares that may be purchased pursuant to each purchase notice is equal to a number of shares up to the lesser of (i) the number of shares equal to 100% of the average daily trading volume of our Class A Common Stock during the five trading days immediately preceding the date of our purchase notice or (ii) 100,000 shares, provided that New Circle may agree, in its sole discretion to waive such provision and purchase shares in excess of such amounts in connection with one or more particular purchase notices.
The extent we rely on New Circle as a source of funding will depend on a number of factors including the prevailing market price of our Class A Common Stock and the extent to which we are able to secure financing from other sources. If obtaining sufficient financing from New Circle were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our financing needs. Even if we sell all $20 million under the Purchase Agreement to New Circle, we may still need additional capital to finance our future working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A Common Stock could be reduced. A financing could involve one or more types of securities including Class A Common Stock, convertible debt, or warrants to acquire Class A Common Stock or preferred stock. These securities could be issued at or below the then prevailing market price for our Class A Common Stock. We currently have no authorized series of preferred stock, but our board of directors has the authority, subject to limitations prescribed by Delaware law, to issue up to 10,000,000 shares of “blank check” preferred stock in one or more series. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be senior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Class A Common Stock, the market price of our Class A Common Stock could be negatively impacted.
Should the financing we require to sustain our financing needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial statements.
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Annual Report on Form 10-K, the Company identified material weaknesses in its internal control over a combination of deficiencies related to journal entry processes, information technology general controls (“ITGC”), and the technical evaluation of accounting matters in 2023 (the “2023 Material Weaknesses”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2023.
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
The Company began the process of designing and implementing effective internal control measures to improve its internal controls over the journal entry processes and ITGC associated with the 2023 Material Weaknesses and remediated these material weaknesses. The Company believes significant progress was made in 2024 to enhance and strengthen its internal control over the technical evaluation of accounting matters. However, these internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2024. As a result, the Company's management concluded that the material weakness related to technical evaluation of accounting matters was not fully remediated as of December 31, 2024. If additional material weaknesses in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. In addition, our ability to produce timely and accurate financial statements and comply with applicable laws and regulations will be impaired. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek additional amendments or waivers under these financing arrangements, which may not be granted and could adversely impact our liquidity and financial condition. Failure to produce timely and accurate financial statements could also impair our access to the capital markets and/or materially and adversely impact the trading price of our Class A Common Stock.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.
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
If we fail to satisfy applicable listing standards, including compliance with the rules requiring timely filing of our periodic reports with the SEC, our Class A Common Stock may be delisted from the Nasdaq Capital Market.
On October 18, 2024, the Company received a deficiency letter (the “Letter”) from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(1). This rule requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). For the year ended December 31, 2024, the Company reported stockholders’ equity of negative $19.7 million. The Letter further noted that as of the letter date, the Company did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market.
The Letter had no immediate effect on the Company’s continued listing on the Nasdaq, which currently continues to trade on the Nasdaq Capital Market under the symbol “DRCT,” subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, the Company was provided 45 calendar days, or until December 2, 2024, to submit a plan to regain compliance (the “Compliance Plan”). On December 3, 2024, the Company submitted the Compliance Plan to the Staff. On February 4, 2025, the Staff accepted the Compliance Plan and granted the Company an extension until March 31, 2025 to regain compliance with the Stockholders’ Equity Requirement.
There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Class A Common Stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A Common Stock is delisted by the Nasdaq, the price of our Class A Common Stock may decline and our Class A Common Stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their Class A Common Stock or obtain accurate quotations as to the market value of our Class A Common Stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A Common Stock and the ability of our stockholders to sell our Class A Common Stock in the secondary market.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Class A Common Stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:
•changes in demand for our platform, including related to the seasonal nature of spending on digital advertising campaigns;
•changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services;
•changes in our customer base and platform offerings;
•the addition or loss of customers;

•changes in advertising budget allocations, agency affiliations or marketing strategies;
•changes to our product, media, customer or channel mix;
•changes and uncertainty in the regulatory environment for us, advertisers or publishers;
•changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
•changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•disruptions or outages on our platform or by or through third party intermediaries used by our platform;
•the introduction of new technologies or offerings by our competitors;
•changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
•timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•the length and unpredictability of our sales cycle; and
•costs related to acquisitions of businesses or technologies, or employee recruiting.
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
DDM, a holding company indirectly owned by our Chairman and Chief Executive Officer and our President, beneficially owns approximately 66.6% of the combined voting power of our Class A and Class B Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
•a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;
•a compensation committee that is composed entirely of independent directors; and
•director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that, after a removal for cause, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibit cumulative voting in the election of directors;
•require the affirmative vote of the holders of 66 2/3% of the voting power of our outstanding common stock to amend certain provisions of our certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•restrict the forum for certain litigation against us to Delaware or federal courts;
•permit our board of directors to alter our bylaws without obtaining stockholder approval; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
General Risk Factors
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States (U.S. GAAP). If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
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
ITEM 1C.            Cybersecurity
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
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management team. Our board of directors has ultimate oversight regarding our cybersecurity with our audit committee specifically assisting the board of directors in the role of risk oversight by regularly reviewing cybersecurity matters and reporting to the board of directors. The Company’s Chief Technology Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters. Cybersecurity risk matters are reflected on reports and updates to operations management, senior management and our audit committee on a quarterly basis. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. To aid the board of directors with its cybersecurity and data privacy oversight responsibilities, the board of directors periodically hosts experts for presentations on these topics. For example, in 2023, management hosted an expert during the annual board of directors’ retreat to discuss developments in the cybersecurity threat landscape. Our board of directors also engages in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Anu Pillai, our Chief Technology Officer, leads our cybersecurity efforts. She has been serving in her current role since March 2021. Ms. Pillai has over 20 years of experience serving companies across multiple industries in senior management roles, within information technology and as such has developed substantial experience in cybersecurity, among other areas. Team members who support our Chief Technology Officer have similar broad experience and expertise in information security, including cybersecurity.
ITEM 2.              Properties
Our headquarters are located in Houston, Texas, where we occupy a facility with approximately 8,000 square feet under a lease that expires in February 2030. We have permanent offices and/or a co-work office presence in two other office locations across the United States: Austin and New York. These offices or workspaces are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on

May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety, and the Company will continue to vigorously pursue its claims and rights. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
ITEM 4.              Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is traded on The Nasdaq Capital Market under the symbol “DRCT.”
Holders
As of March 25, 2025, there were five holders of record of our outstanding Class A Common Stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records. A substantially greater number of holders of our Class A Common Stock are beneficial owners of common stock whose shares are held in the names of banks, brokers, dealers or clearing agencies.
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
•our failure to satisfy applicable listing standards of the Nasdaq Capital Market resulting in a potential delisting of our common stock;
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
•as a holding company, we depend on distributions from DDH LLC to pay our taxes, expenses (including payments under the Tax Receivable Agreement) and any amount of any dividends we may pay to the holders of our common stock;
•the fact that DDH LLC is controlled by DDM, whose interest may differ from those of our public stockholders;
•any failure by us to maintain or implement effective internal controls or to detect fraud; and
•other factors and assumptions discussed in this Annual Report on Form 10-K under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.
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
Overview
Direct Digital Holdings, Inc., headquartered in Houston, Texas, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment (“ROI”) across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for DDH LLC, the business formed by the Company’s founders in 2018 through acquisitions of Colossus Media and Huddled Masses. Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. In September 2020, DDH LLC acquired Orange 142 to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected the Organizational Transactions whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interest of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. See Note 6 — Related Party Transactions of our consolidated financial statements. In October 2024, the Company announced the unification of its buy-side businesses,

Orange 142 and Huddled Masses. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of December 31, 2024, it owns 33.4% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on February 15, 2022 in connection with the Organizational Transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	Buy-side	November 13, 2012	June 21, 2018

Our sell-side advertising business, operated through Colossus Media, provides advertisers of all sizes a programmatic advertising platform that automates the sale of ad inventory between advertisers and marketers leveraging proprietary technology. Our platform reaches across a wide array of media partners to help brands, media holding companies, independent agencies or emerging businesses reach audiences, curated creators and helps publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and CTV. Our platform offers advertising inventory and creator content that aligns with brands, media holding companies and mid-market agencies focusing on key growth audiences.
Our buy-side advertising business, now operating as Orange 142, provides technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven OTT/CTV, video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Providing both the front-end, buy-side operations coupled with our proprietary sell-side operations enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenue and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. We operate as two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. All our revenues are attributable to the United States.
The table below summarizes the financial highlights of our business (in thousands):

	Year Ended December 31,
	2024	2023
Revenues	$62,288	$157,110
Total operating loss	$(13,233)	$(2,185)
Net loss	$(19,907)	$(6,844)
Adjusted EBITDA (1)	$(9,253)	$2,393
Net cash (used in) provided by operating activities	$(8,648)	$2,558
_________________________________________________________
(1)For a definition of Adjusted EBITDA, a non-GAAP financial measure, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, please see “– Non-GAAP Financial Measures.”

Recent Developments
Nasdaq Rule Noncompliance.
On October 18, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department of Nasdaq (the "Staff") notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1). This rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 reported a stockholders’ deficit of $8.77 million. The Letter further noted that as of the letter date, the Company did not have a market value of listed securities of $35.0 million, or net income from continued operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, which are the alternative quantitative standards to the Stockholders’ Equity Requirement for continued listing on Nasdaq Capital Market.
The Letter has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq Rules, the Company was provided 45 calendar days, or until December 2, 2024, to submit a plan to regain compliance (the “Compliance Plan”). On December 3, 2024, the Company submitted the Compliance Plan to the Staff. Following the Staff’s review of the Company’s Compliance Plan, on February 4, 2025, the Staff notified the Company that it had granted the Company an extension (the “Extension”) through March 31, 2025 to complete the Compliance Plan and evidence compliance with the Stockholders’ Equity Requirement. The Company intends to take all reasonable measures available to regain compliance and remain listed on Nasdaq. However, there can be no assurance that the Company will be able to complete the Compliance Plan. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “DRCT.”
Equity Reserve Facility.
On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”). The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. In 2025, through the date of this report, the Company sold an additional 1,389,351 shares of the Company's Class A Common Stock for $1.9 million.
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
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 168,000 advertisers per month in 2024 compared to approximately 115,000 in 2023. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
We also strive to retain existing publishers and add new publishers. Our proprietary Colossus SSP platform was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that smaller publishers often offer a more engaged, highly-valued, unique following but experience technological and budgetary constraints on the path to monetization. Our business strategy on the sell-side also presents significant growth potential, as we believe we are well positioned to provide advertisers of all sizes with extensive market reach connecting partners with curated creators and audiences, optimizing the entire media chain to drive better results for clients. We believe that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.
Monetizing ad impressions for publishers and buyers
We curate advertisers and increase access to publishers with valuable ad impressions. We focus on monetizing digital impressions by coordinating daily real-time auctions and bids. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from Colossus SSP. In case of real-time bidding (“RTB”) media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.
Enhancing ad inventory quality
In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. Through our platform design and proactive IVT mitigation efforts, including our accredited verification process, we address IVT on a number of fronts, including sophisticated technology which detects and avoids IVT on the front end and back end, direct publisher and inventory relationships for supply path optimization and ongoing campaign and inventory performance reviews to ensure inventory quality and brand protection controls are in place.

Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to a variety of impressions. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. In 2024, we processed approximately 212.2 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 58.9 billion, or 28%, of those impressions from growing multicultural-focused audiences. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.
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
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of about 230 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies, across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on ROI. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 80% client retention amongst the clients that represent approximately 80% of our revenue for 2024. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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

Increased Adoption of Digital Advertising by Small-and Mid-Sized Companies
Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs driven by global economic and supply chain challenges, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small-to-mid-sized advertisers will continue to increase their digital spend.
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
In connection with our analysis of principal vs agent considerations, we have evaluated the specified goods or services and we considered whether we control the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are a principal for the goods or services sold through both our sell-side advertising segment and our buy-side segment because we control the specified good or service before it is transferred to the customer and we are the primary obligor in the agreement with the customer. Therefore, we report revenue on a gross basis inclusive of all supplier costs and we pay suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.
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
Other income (expense)
Other income. Other income includes income associated with interest income on cash balances and other miscellaneous credit card rebates.
Interest expense. Interest expense is mainly related to our debt as further described below in “—Liquidity and Capital Resources.”

Derecognition of tax receivable agreement liability. The Company derecognized its tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets.
Revaluation of tax receivable agreement liability. The Company revalues its tax receivable agreement liability in connection with the changes in tax rates.
Loss on early termination of line of credit. In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Silicon Valley Bank (“SVB”), which provided for a revolving credit facility (the “Credit Facility”). In March 2023, we issued a notice of termination and recognized a loss on the write-off of the deferred financing fees.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following tables set forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenues
Sell-side advertising	$35,660	$122,434	$(86,774)	(71)%
Buy-side advertising	26,628	34,676	(8,048)	(23)%
Total revenues	62,288	157,110	(94,822)	(60)%

Cost of revenues
Sell-side advertising	34,063	105,733	(71,670)	(68)%
Buy-side advertising	10,834	13,803	(2,969)	(22)%
Total cost of revenues	44,897	119,536	(74,639)	(62)%

Gross profit	17,391	37,574	(20,183)	(54)%

Operating expenses	30,624	39,759	(9,135)	(23)%
Loss from operations	(13,233)	(2,185)	(11,048)	506%
Other income (expense), net	(542)	(4,091)	3,549	(87)%
Loss before income taxes	(13,775)	(6,276)	(7,499)	119%
Income tax expense	6,132	568	5,564	980%
Net loss	$(19,907)	$(6,844)	$(13,063)	191%
Adjusted EBITDA (1)	$(9,253)	$2,393	$(11,646)	(487)%
_________________________________________________________
(1) For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $62.3 million in 2024 decreased by $94.8 million, or 60%, from $157.1 million in 2023. Sell-side advertising revenue decreased $86.8 million, or 71%, while buy-side revenue decreased $8.0 million, or 23%, over fiscal year 2023. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory. This decrease was primarily caused by one of the Company’s sell-side customers pausing its connection to the Company during the second quarter while it investigated allegations made against the Company in a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024, which negatively affected revenue in the second, third and fourth quarters of 2024. The Company sold approximately 1.1 billion average monthly impressions in 2024, a decrease of 74% from the prior period. The decrease in buy-side revenue of $8.0 million was due to a $12.9 million decrease in spending from customers no longer actively purchasing from the Company, including $7.3 million from completion of certain one-time campaigns in 2023, partially offset by growth from existing and new customers.
Cost of revenues
Consistent with the decrease in gross sales across both platforms, cost of revenues of $44.9 million in 2024 decreased by $74.6 million, or 62%, from $119.5 million in 2023. Sell-side advertising cost of revenues decreased $71.7 million, to $34.1 million, or 96% of sell-side revenue for the year ended December 31, 2024, compared to $105.7 million, or 86% of sell-side revenue, for the same period in 2023. The decrease in costs was primarily due to the related decrease in revenue, while the 10% increase as a percentage of revenue was due to an increase in fixed costs of approximately $0.6 million related to an increase in server capacity and approximately $1.2 million related to new analytic, development and technology-related costs to support the growth as well as the mix and concentration of publishers and the related costs. Fixed cost of sell-side revenues for the second half of 2024 of $2.1 million decreased by $0.6 million, or 21%, from fixed cost of sell-side revenues of $2.7 million for the first half of 2024. Buy-side advertising cost of revenues decreased $3.0 million, to $10.8 million, or 41% of buy-side revenue for the year ended December 31, 2024, compared to $13.8 million, or 40% of buy-side revenue, for the same period in 2023.
Gross profit
Gross profit was $17.4 million in 2024, or 28% of revenue, compared to $37.6 million, or 24% of revenue, in 2023, reflecting a decrease of $20.2 million or 54%. The change in margin for the year ended December 31, 2024 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the additional sell-side fixed costs related to an increase in server capacity and new analytic, development and technology-related costs.
Sell-side advertising gross profit decreased $15.1 million for the year ended December 31, 2024 as compared to prior year, primarily due to the increase in fixed costs of approximately $1.8 million related to our servers and analytic, development and technology-related costs and the decrease in revenues. Sell-side advertising gross margin was 4% and 14% for the years ended December 31, 2024 and 2023, respectively. Buy-side advertising gross profit decreased $5.1 million for the year ended December 31, 2024, as compared to the same period in the prior year, primarily due to the decrease in revenue. Buy-side advertising gross margin was 59% and 60% for the years ended December 31, 2024 and 2023, respectively.
Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Compensation, taxes and benefits	$16,402	$17,730	$(1,328)	(7)%
General and administrative	14,222	13,199	1,023	8%
Other expense	—	8,830	(8,830)	nm
Total operating expenses	$30,624	$39,759	$(9,135)	(23)%
nm – not meaningful
Compensation, taxes and benefits
Compensation, taxes and benefits of $16.4 million decreased by $1.3 million in 2024, or 7%, from $17.7 million in 2023. The decrease is due primarily to a decrease in bonus and commissions expense related to the decrease in revenue.
On July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses. As a result, compensation, taxes and benefits for the second half of 2024 of $7.7 million decreased by $1.0 million or 11% from compensation, taxes and benefits of $8.7 million for the first half of 2024.

General and administrative
General and administrative (“G&A”) expenses of $14.2 million in 2024 increased from $13.2 million in 2023. G&A expenses as a percentage of revenue increased to 23% in 2024 compared to 8% in 2023. During 2024, we incurred $1.7 million in costs to regain compliance with respect to delinquent SEC filings.
We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including increased professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we anticipate will lower certain ongoing expenses, especially as the Company ceases incurring additional one-time expenses to regain compliance with respect to delinquent SEC filings, which have now all been filed. As a result, G&A expenses for the second half of 2024, excluding the costs to regain compliance, of $5.7 million decreased by $1.0 million or 15% from G&A expense of $6.7 million for the first half of 2024, excluding costs to regain compliance.

Other expense
The Company received a short pay notice from a sell-side customer in 2024 resulting in reduction of our 2023 revenue to the reported amount of $157.1 million. In conjunction with the short pay, the Company recorded a charge of $8.8 million in 2023 for payments made to a few publishers in 2024. The Company has not been provided with information as to the reason for the short pay, and therefore has disputed the short pay. We do not expect these amounts to recur in any material fashion, although there is no assurance that customers will not take such action in the future.
Other income (expense), net
The following table sets forth the components of other income (expense), net for the periods presented (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest expense	$(5,410)	$(4,378)	$(1,032)	24%
Derecognition of tax receivable agreement liability	5,201	—	5,201	nm
Other income	199	256	(57)	(22)%
Commitment shares and expenses for Equity Reserve Facility	(532)	—	(532)	nm
Revaluation of tax receivable agreement liability	—	331	(331)	nm
Loss on early termination of line of credit	—	(300)	300	nm
Total other income (expense), net	$(542)	$(4,091)	$3,549	(87)%
nm – not meaningful
Other income (expense), net for the year ended December 31, 2024 primarily consists of $5.4 million of interest expense and $0.5 million of costs for commitment shares and expense related to the Equity Reserve Facility partially offset by $5.2 million related to the derecognition of the tax receivable agreement liability and $0.2 million of other income. Other income (expense), net for the year ended December 31, 2023 is comprised of $4.4 million of interest expense and $0.3 million related to the loss on early termination of the line of credit with SVB, partially offset by the non-cash revaluation of the tax receivable agreement liability and other income.
Interest expense increased for the year ended December 31, 2024 to $5.4 million, compared to $4.4 million for the year ended December 31, 2023. The increase in interest expense in the period is primarily due to additional net borrowings of $4.3 million in 2024 under the Company’s credit facilities.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies of our consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $19.9 million in 2024 including the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $8.8 million as of December 31, 2024, (3) reported cash and cash equivalents of $1.4 million as of December 31, 2024, (4) has borrowed $3.7 million as of December 31, 2024 and the date of this report, under the Credit Agreement (as defined below) which matures in July 2025, and (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirement. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand, cash flow from operations and cash generated from its sales under the Company's Equity Reserve Facility, and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024 with continued cost saving impacts through December 31, 2024, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024 and December 27, 2024 (see Note 3 — Long-Term Debt in the consolidated financial statements) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation in the consolidated financial statements), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirements by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents, working capital (deficit), and availability under our Credit Agreement (as defined below) on December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$1,445	$5,116
Working capital (deficit)	$(4,815)	$3,280
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
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at the Term Secured Overnight Financing Rate (“SOFR”) with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment as defined below, the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.

Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility (the “Fourth Amendment”) and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.
Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $0.1 million from January 1, 2022 through December 31, 2023, and each quarterly installment payment thereafter until maturity is $0.3 million. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each quarterly installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan.
Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15.0 million. The Company did not meet these conditions as of December 31, 2024 and therefore DDH LLC assets are considered restricted and no dividends or distributions to the Company and any shareholders is permitted while these conditions are not met.
The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain varying threshold levels by quarter for net leverage ratio and fixed charge coverage ratio, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries.
On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment to the Term Loan and Security Agreement (the “Fifth Amendment”) which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods, (5) replaced the calculation of the consolidated total net leverage ratio with a consolidated total leverage ratio for purposes of calculating the applicable margin and the financial covenant and (6) replaced the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquidity, maximum consolidated total leverage ratio and minimum fixed charge coverage ratio. The Fifth Amendment was accounted for as a modification. In connection with the amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “LS Amendment”) to the 2021 Credit Facility. Under the terms of the LS Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as described below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The LS Amendment also (1) implemented a minimum unrestricted cash requirement of $750,000 at all times and removed the minimum consolidated EBITDA, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Additionally, the Company is required to provide to Lafayette Square a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. Lastly, a $3.0 million exit fee, which was earned upon execution of the LS Amendment and is payable directly to Lafayette Square at maturity or prepayment, as defined, was added to the term loan balance. The Company was in compliance with all the financial covenants under the 2021 Credit Facility, as amended, as of December 31, 2024. The LS Amendment was accounted for as a modification. In connection with the amendment, the $3.0 million exit fee was capitalized and is being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.
At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.0 million exit fee due at maturity or prepayment, as defined under the LS Amendment. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of December 31, 2024, the Company owed a balance on the 2021 Credit Facility of $37.4 million. Additional deferred financing costs of $3.3 million and less than $0.1 million were incurred during the years ended December 31, 2024 and 2023, respectively. Unamortized deferred financing costs as of December 31, 2024 and 2023 were $4.2 million and $1.7 million, respectively. Unamortized debt discount related to the interest reserve added under the LS Amendment as of December 31, 2024 and 2023 was $1.7 million and $0, respectively. Accrued and unpaid interest was $0 as of December 31, 2024 and 2023.
2023 Revolving Line of Credit - East West Bank
On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10.0 million, subject to a borrowing base determined based on eligible accounts, and an up to $5.0 million uncommitted incremental revolving facility. Loans under the Credit Agreement mature on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month Term SOFR rate as determined by EWB on the first day of the applicable interest period, plus 0.10%, plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.
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
Prior to entering into the Third Amendment as defined below, the Company was required to maintain compliance at all times with financial covenants with varying threshold levels by quarter for fixed charge coverage ratio, total funded debt-to-EBITDA ratio and a liquidity covenant. Revolving Credit Availability was defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. Additionally, the amounts outstanding under the Credit Agreement exceeded the Company’s borrowing base as of June 30, 2024 by $0.5 million which was addressed in the Third Amendment, requiring a $1.0 million principal payment on the outstanding loans under the Credit Agreement as of the date of the Third Amendment.
On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) which, among other things, (1) provided that the Company make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) required the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) required the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) requires the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) requires the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025, and (6) replaced the financial covenants under the Credit Agreement, effective as of June 30, 2024, with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquid assets, maximum total funded debt to EBITDA leverage ratio, minimum fixed charge coverage ratio and revolving credit availability. The Third Amendment was accounted for as a modification. In connection with the amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.
On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “EWB Amendment”) to Credit Agreement. Under the terms of the EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the LS Amendment (as defined above) and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $750,000 at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. Additionally, the Company is required to provide to EWB a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. The Company was in compliance with all the financial covenants under the Credit Agreement, as amended, as of December 31, 2024. The EWB Amendment was accounted for as a modification. In connection with the amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.
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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the year ended December 31, 2024, the Company incurred less than $0.1 million of deferred financing costs associated with the Credit Agreement. As of December 31, 2024, there was $3.7 million outstanding under the Credit Agreement.
The collateral securing the obligations under the 2021 Credit Facility and the Credit Agreement is subject to intercreditor agreements between Lafayette Square and EWB.
Historical Cash Flows:
The following table sets forth our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(8,648)	$2,558
Net cash used in investing activities	(17)	(178)
Net cash provided by (used in) financing activities	4,994	(1,311)
Net (decrease) increase in cash and cash equivalents	$(3,671)	$1,069
Our cash and cash equivalents at December 31, 2024 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with December 31, 2023, primarily resulted from $8.6 million in cash flows used in operating activities partially offset by $5.0 million in cash flows from investing activities.
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

In 2024, net cash flows used in operating activities were $8.6 million and consisted of net loss of $19.9 million, $7.1 million in adjustments for non-cash and non-operating items and $4.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of $6.1 million of deferred tax expense, depreciation and amortization expense of $3.3 million, stock-based compensation expense of $1.6 million, provision for credit losses of $0.6 million and expense and commitment shares for the Equity Reserve Facility of $0.5 million partially offset by $5.2 million for the derecognition of the tax receivable agreement liability.
The $4.1 million increase in cash resulting from changes in working capital primarily consisted of $31.6 million decrease in accounts receivable partially offset by a $26.3 million decrease in accounts payable. The decrease in accounts receivable and accounts payable is mainly due to the reduction in revenue for the year.
In 2023, net cash flows provided by operating activities were $2.6 million and consisted of net loss of $6.8 million, $4.7 million in adjustments for non-cash and non-operating items and $4.8 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $2.8 million, stock-based compensation expense of $0.7 million and $0.6 million of deferred tax expense.
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
In 2024, net cash flows used in investing activities of less than $0.1 million were primarily related to additions to furniture, fixtures and leasehold improvements.
In 2023, net cash flows used in investing activities of $0.2 million were primarily related to development of internal-use software.
Financing Activities
In 2024, net cash from financing activities was $5.0 million mainly resulting from $4.0 million proceeds from notes payable, $0.7 million net draws on the Credit Agreement and $1.6 million from issuance of Class A Common Stock partially offset by $0.9 million payment of tax related to shares withheld upon vesting of restricted stock units.
In 2023, net cash used in financing activities was $1.3 million mainly resulting from $3.2 million of distributions to holders of LLC Units, $3.5 million paid to acquire and redeem warrants, $0.7 million paid on term loan and $0.6 million deferred financing costs partially offset by $3.0 million net draws on the Credit Agreement and $3.5 million proceeds from 2021 Credit Facility utilized for the warrant redemption.
Contractual Obligations and Future Cash Requirements
As of December 31, 2024, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $3.7 million in 2025, $37.4 million in 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new revolving credit facility. The leases will require minimum payments of $0.3 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029 and less than $0.1 million thereafter. As of December 31, 2024, we had cash and cash equivalents of $1.4 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for derecognition and revaluation of tax receivable agreement liability, commitment shares and expenses for the Equity Reserve Facility, loss on early termination of line of credit, and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net loss [1]	$(19,907)	$(6,844)
Add back (deduct):
Interest expense	5,410	4,378
Amortization of intangible assets	1,954	1,954
Stock-based compensation	1,552	706
Depreciation and amortization of property, equipment and software	275	253
Income tax expense	6,132	568
Derecognition of tax receivable agreement liability	(5,201)	—
Commitment shares and expenses for Equity Reserve Facility	532	—
Stock-based compensation accrued but not granted	—	1,409
Loss on early termination of line of credit	—	300
Revaluation of tax receivable agreement liability	—	(331)
Adjusted EBITDA	$(9,253)	$2,393

[1]During the year ended December 31, 2023, we recorded one-time severance charges of approximately $0.3 million and a charge in the amount of $8.8 million for payments made in 2024 to a few publishers for which the related sell-side revenue for 2023 was short paid by a sell-side customer. See further discussion in Note 9 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.
In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, derecognition and revaluation of tax receivable agreement liability, and certain one-time items such as acquisition transaction costs, losses from early termination of credit agreements and costs for the Equity Reserve Facility that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
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
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 — Segment Information of our consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
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
In connection with the Company’s analysis of principal-versus-agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold through both the Company’s sell-side advertising segment and buy-side segment because the Company controls the specified good or service before it is transferred to the customer and the Company is the primary obligor in the agreement with customers. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.5 million and $0.4 million as of December 31, 2024 and 2023, respectively. Revenue recognized during 2024 and 2023 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.5 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is assessed for impairment at least annually (as of December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company’s sell-side reporting unit was negative as of December 31, 2024, and therefore the Company performed a qualitative goodwill impairment assessment and determined it was more likely than not that the fair value of the sell-side reporting unit exceeded the carrying value. The Company also performed a qualitative goodwill impairment assessment on the buy-side reporting unit. The Company determined that there was no impairment of goodwill during the years ended December 31, 2024 and 2023.
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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2024 and 2023.

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
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies to our consolidated financial statements for accounting pronouncements recently adopted and accounting pronouncements not yet adopted.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 27, 2025

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,445	$5,116
Accounts receivable, net of provision for credit losses of $978 and $344	4,973	37,207
Prepaid expenses and other current assets	2,117	759
Total current assets	8,535	43,082

Property, equipment and software, net	341	599
Goodwill	6,520	6,520
Intangible assets, net	9,730	11,684
Deferred tax asset, net	—	6,132
Operating lease right-of-use assets	832	788
Other long-term assets	48	130
Total assets	$26,006	$68,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,657	$33,926
Accrued liabilities	1,257	3,816
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	3,700	1,478
Deferred revenues	507	381
Operating lease liabilities, current portion	188	126
Income taxes payable	—	34
Total current liabilities	13,350	39,802

Long-term debt, net of current portion, deferred financing cost and debt discount	31,603	28,578
Liability related to tax receivable agreement, net of current portion	—	5,201
Operating lease liabilities, net of current portion	783	773
Total liabilities	45,736	74,354

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 5,450,554 and 3,478,776 shares issued and outstanding, respectively	6	3
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,868,000 shares issued and outstanding	11	11
Additional paid-in capital	3,769	3,067
Accumulated deficit	(8,774)	(2,538)
Noncontrolling interest	(14,742)	(5,962)
Total stockholders’ deficit	(19,730)	(5,419)
Total liabilities and stockholders’ deficit	$26,006	$68,935
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	For the Year Ended December 31,
	2024	2023
Revenues
Sell-side advertising	$35,660	$122,434
Buy-side advertising	26,628	34,676
Total revenues	62,288	157,110

Cost of revenues
Sell-side advertising	34,063	105,733
Buy-side advertising	10,834	13,803
Total cost of revenues	44,897	119,536
Gross profit	17,391	37,574

Operating expenses
Compensation, taxes and benefits	16,402	17,730
General and administrative	14,222	13,199
Other expense	—	8,830
Total operating expenses	30,624	39,759
Loss from operations	(13,233)	(2,185)

Other income (expense)
Other income	199	256
Revaluation of tax receivable agreement liability	—	331
Loss on early termination of line of credit	—	(300)
Derecognition of tax receivable agreement liability	5,201	—
Commitment shares and expenses for Equity Reserve Facility	(532)	—
Interest expense	(5,410)	(4,378)
Total other expense, net	(542)	(4,091)

Loss before income taxes	(13,775)	(6,276)
Income tax expense	6,132	568
Net loss	$(19,907)	$(6,844)

Net loss attributable to noncontrolling interest	(13,671)	(4,650)
Net loss attributable to Direct Digital Holdings, Inc.	$(6,236)	$(2,194)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic	$(1.66)	$(0.73)
Diluted	$(1.66)	$(0.73)

Weighted-average number of shares of common stock outstanding:
Basic	3,758	2,988
Diluted	3,758	2,988
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands except share data)

	Common Stock					Accumulated Deficit	Noncontrolling Interest	Stockholders’ (Deficit) Equity
	Class A		Class B
	Units	Amount	Units	Amount	APIC
Balance, January 1, 2023	2,900,000	$3	11,278,000	$11	$2,611	$(344)	$3,314	$5,595
Stock-based compensation	—	—	—	—	706	—	—	706
Issuance related to vesting of restricted stock units, net of tax withholdings	90,092	—	—	—	—	—	—	—
Warrants exercised	70,801	—	—	—	122	—	—	122
Stock options exercised	7,883	—	—	—	29	—	—	29
Conversion of Class B to Class A Common Stock	410,000	—	(410,000)	—	145	—	(145)	—
Acquisition and redemption of warrants, including expenses and related items	—	—	—	—	(3,540)	—	—	(3,540)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	250	—	—	250
Distributions to holders of LLC Units	—	—	—	—	—	—	(1,737)	(1,737)
Net loss	—	—	—	—	—	(2,194)	(4,650)	(6,844)
Noncontrolling interest rebalancing	—	—	—	—	2,744	—	(2,744)	—
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(5,962)	$(5,419)
Stock-based compensation	—	—	—	—	1,552	—	—	1,552
Issuance related to vesting of restricted stock units, net of tax withholdings	207,681	1	—	—	(328)	—	—	(327)
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	12,557	—	—	—	92	—	—	92
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	906	—	—	906
Commitment shares issued in connection with the Equity Reserve Facility	62,762	—	—	—	150	—	—	150
Issuance pursuant to the Equity Reserve Facility	1,580,000	2	—	—	3,006	—	—	3,008
Net loss	—	—	—	—	—	(6,236)	(13,671)	(19,907)
Noncontrolling interest rebalancing	—	—	—	—	(4,891)	—	4,891	—
Balance, December 31, 2024	5,450,554	$6	10,868,000	$11	$3,769	$(8,774)	$(14,742)	$(19,730)
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash Flows (Used In) Provided By Operating Activities:
Net loss	$(19,907)	$(6,844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing cost and debt discount	1,092	615
Amortization of intangible assets	1,954	1,954
Reduction in carrying amount of right-of-use assets	156	164
Depreciation and amortization of property, equipment and software	275	253
Stock-based compensation	1,552	706
Deferred income taxes	6,132	568
Derecognition of tax receivable agreement liability	(5,201)	—
Revaluation of tax receivable agreement liability	—	(331)
Loss on early termination of line of credit	—	300
Commitment shares and expenses for Equity Reserve Facility	532	—
Provision for credit losses/bad debt expense	619	422
Changes in operating assets and liabilities:
Accounts receivable	31,615	(11,275)
Prepaid expenses and other assets	(60)	201
Accounts payable	(26,269)	16,231
Accrued liabilities and TRA payable	(1,103)	(8)
Income taxes payable	(34)	(140)
Deferred revenues	126	(166)
Operating lease liability	(127)	(92)
Net cash (used in) provided by operating activities	(8,648)	2,558

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(17)	(178)
Net cash used in investing activities	(17)	(178)

Cash Flows Provided by (Used In) Financing Activities:
Proceeds from note payable	4,000	3,516
Payments on term loan	(373)	(677)
Proceeds from lines of credit	6,700	5,000
Payments on lines of credit	(6,000)	(2,000)
Payment of expenses for Equity Reserve Facility	(382)	—
Payment of deferred financing cost	(26)	(576)
Proceeds from issuance of Class A Common Stock	1,646	—
Acquisition and redemption of warrants, including expenses	—	(3,540)
Payment of tax related to shares withheld upon vesting	(878)	—
Proceeds from options exercised	92	29
Proceeds from warrants exercised	215	122
Distributions to holders of LLC Units	—	(3,185)
Net cash provided by (used in) financing activities	4,994	(1,311)

Net (decrease) increase in cash and cash equivalents	(3,671)	1,069
Cash and cash equivalents, beginning of the period	5,116	4,047
Cash and cash equivalents, end of the period	$1,445	$5,116

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$388	$361
Cash paid for interest	$4,300	$3,736

Non-cash Activities:
Common stock issued for subscription receivable	$1,362	$—
Funding of interest reserve through debt	$2,000	$—
Accrued term loan exit fee	$3,000	$—
Issuance of stock in lieu of cash bonus, net of tax withholdings	$906	$—
Financed insurance premiums	$129	$—
Outside basis difference in partnership	$—	$1,536
Tax receivable agreement payable to Direct Digital Management, LLC	$—	$1,286
Tax benefit on tax receivable agreement	$—	$250
See accompanying notes to the consolidated financial statements.

Note 1 — Organization and Description of Business
Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), the business formed by the Company's founders in 2018 through acquisitions of Colossus Media, LLC (“Colossus Media”) and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”). Colossus Media operates the Company’s proprietary sell-side programmatic platform ("SSP") operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering of its securities and, together with DDH LLC, effected a series of transactions (together, the “Organizational Transactions”) whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interests of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. (See Note 6 — Related Party Transactions). In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. In these consolidated financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of December 31, 2024, it owns 33.4% of the economic interest in DDH LLC. See further discussion of the Up-C structure in Note 6 — Related Party Transactions of our consolidated financial statements. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	Buy-side	November 13, 2012	June 21, 2018
Our sell-side advertising business, operated through Colossus Media, provides advertisers of all sizes an advertising platform that automates the sale of ad inventory between advertisers and marketers. Our platform is intended to help brands, media holding companies, independent agencies or emerging businesses reach audiences, curated creators and publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and connected TV ("CTV"). Our platform offers advertising inventory and creator content that is intended to align with brands, media holding companies and mid-market agencies focusing on key growth audiences.
Our buy-side advertising business, now operating as Orange 142, provides technology-enabled advertising solutions and consulting services to clients through multiple demand side platforms (“DSPs”), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV (“OTT/CTV”), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Providing both the front-end, buy-side operations coupled with the Company’s proprietary sell-side operations is intended to enable the Company to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

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
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 — Segment Information of our consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
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
In connection with the Company’s analysis of principal-versus-agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold through both the Company’s sell-side advertising segment and buy-side advertising segment because the Company controls the specified good or service before it is transferred to the customer and the Company is the primary obligor in the agreement with customers. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.
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
Sell-side advertising
The Company partners with publishers to sell advertising inventory to the Company’s Colossus Media-curated clients and the open markets (collectively referred to as “buyers”) seeking to access the general market as well as unique multi-cultural audiences. The Company generates revenue from the delivery of targeted digital media solutions, enabling advertisers to connect intelligently with their audiences across online display, video, social and mobile mediums using its proprietary programmatic SSP. The Company refers to its publishers, app developers, and channel partners collectively as its “publishers.” The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. The Company recognizes revenue at a point in time when an ad is delivered or displayed in response to a winning bid request from ad buyers.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.5 million and $0.4 million as of December 31, 2024 and 2023, respectively. Revenue recognized during 2024 and 2023 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.5 million, respectively.
Accounting Standards Codification (“ASC”) 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
As of December 31, 2024 and 2023, goodwill was $6.5 million, which includes $2.4 million as a result of the acquisition of Huddled Masses and Colossus Media in 2018 and $4.1 million from the acquisition of Orange 142 in 2020. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company’s sell-side reporting unit was negative as of December 31, 2024, and therefore the Company performed a qualitative goodwill impairment assessment and determined it was more likely than not that the fair value of the sell-side reporting unit exceeded the carrying value. The Company also performed a qualitative goodwill impairment assessment on the buy-side reporting unit. The Company determined that there was no impairment of goodwill during the years ended December 31, 2024 and 2023.
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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2024 and 2023.
Stock-based compensation
Stock-based compensation cost for options and restricted stock units (“RSU”) awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date. The Company did not grant any stock options during the 2024 period.
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
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average input assumptions used by the Company as follows:

Year Ended December 31,
2023
Grant date fair value	$2.44
Expected term	6.0
Expected volatility	69%
Risk-free interest rate	3.70%
Exercise price	$3.78
Dividend yield	—
Employee benefit plans
The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the years ended December 31, 2024 and 2023, the Company’s matching contributions were $0.2 million and $0.2 million, respectively. Although the Company may make a discretionary profit-sharing contribution to the Plan, during the years ended December 31, 2024 and 2023, no profit-sharing contributions were made.
The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of the Company. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of December 31, 2024 and 2023, the Company recorded an estimated liability for incurred but not recognized claims in accrued liabilities in an amount which was less than $0.1 million.
The Company also has an incentive plan for executives and employees of the Company which provides for performance based awards payable in cash or stock-based compensation as determined by the Compensation Committee of the Company’s Board of Directors. There was $0 and $2.4 million recognized during the years ended December 31, 2024 and 2023, respectively, for awards pursuant to this plan.
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the year ended December 31, 2023, members of DDM exchanged 410,000 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged or converted during the year ended December 31, 2024.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $7.7 million and $0.5 million, respectively.
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the years ended December 31, 2024 and 2023, the Company's provision for credit losses net of recoveries, as reflected in the consolidated statements of cash flows was $0.6 million and $0.4 million, respectively.

The following table presents the changes in the provision for credit losses (in thousands):

	December 31,
	2024	2023
Beginning balance	$344	$4
Provision for credit losses	647	369
Write-offs, net of recoveries	(13)	(29)
Ending balance	$978	$344
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the years ended December 31, 2024 and 2023, one sell-side customer represented 46% and 73% of revenues, respectively. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable. As of December 31, 2023, one sell-side customer accounted for 83% of accounts receivable.
As of December 31, 2024 one vendor accounted for 16% of consolidated accounts payable. As of December 31, 2023, three sellers of advertising inventory each accounted for at least 10%, and collectively accounted for 57% of consolidated accounts payable.
Accrued liabilities
The components of accrued liabilities on the balance sheet as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$330	$2,789
Accrued expenses	877	631
Accrued severance	—	189
Accrued litigation settlement (1)	—	171
Accrued interest	50	36
Total accrued liabilities	$1,257	$3,816
(1)In July 2022, the Company entered into a litigation settlement agreement with a vendor of Huddled Masses related to a delinquent balance from 2019 and agreed to pay a total of $0.5 million with monthly installment payments over 24 months beginning September 1, 2022.

Prepaid expenses and other current assets
The components of prepaid expenses and other current assets on the balance sheet as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$566	$533
Stock subscription receivable (1)	1,362	—
Other current assets	189	226
Total prepaid expenses and other current assets	$2,117	$759
(1)The stock subscription receivable consists of amounts receivable for Class A Common Stock issued under the Equity Reserve Facility but not yet paid as of December 31, 2024. The Company collected the receivable in January 2025.
Segment information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. The Company’s CODM is its Chairman and Chief Executive Officer. Revenue and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. Revenue is used by our CODM to identify underlying trends in the performance of our business and provide insights into customer demand. Operating income (loss) provides useful information regarding performance of each segment as it reflects profitability and performance of each segment on a consistent and comparable basis. The significant segment expenses reviewed by the CODM are consistent with the cost of revenues line item presented in the Company's consolidated statements of operations. Our CODM does not evaluate operating segments using asset or liability information.

The Company operates two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. All of the Company’s revenues are attributed to the United States.
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
Operating expenses
Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance, and amortization expense related to our intangible assets); and other expense (including transactions that are unusual in nature or which are occurring infrequently). See further discussion of Other Expenses within Operating Expenses for the year ended December 31, 2023 in Note 9 — Commitments and Contingencies.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2024 and 2023 was $1.6 million and $2.2 million, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.
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
Leases
The Company has operating leases for real estate and determines if an arrangement is, or contains, a lease at inception. Operating leases are included in Operating Lease Right of Use ("ROU") Assets and Operating Lease Liabilities on the consolidated balance sheets. Operating lease asset and liability amounts are measured and recognized based on discounted future cash flow payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate. Operating lease expense is recorded on a straight-line basis over the lease term with amortization of the ROU asset calculated as the difference between the straight-line operating lease expense and the implied interest expense on the lease liability. On the statement of cash flows, operating lease expense is included in operating cash flows. The Company’s operating leases may include both lease components (rent) and non-lease components (common area maintenance, utilities and other service charges). Non-lease components are accounted for separately.
Deferred offering, financing, discount and issuance costs
The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt offerings are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt. As of December 31, 2024 and 2023, $4.2 million and $1.7 million, respectively, of unamortized deferred financing costs are netted against debt in the consolidated balance sheets. As of December 31, 2024 and 2023, $0.1 million and $0.2 million, respectively, of unamortized deferred financing costs are classified as prepaid expenses and other current assets in the consolidated balance sheets.

The Company records the differences between the face amount and the proceeds upon issuance of debt as a discount. As of December 31, 2024 and 2023, $1.7 million and $0, respectively, of unamortized debt discount related to the interest reserve added under the LS Amendment are netted against debt in the consolidated balance sheets.
Fees that are directly associated with an equity offering are recorded to additional paid-in capital in the event the Company completes an equity issuance.
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
Net loss per share
Basic net loss per share excludes dilution and is determined by dividing net loss by the weighted average number of common shares outstanding including participating securities during the period. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock including stock options, restricted stock units and warrants using the treasury stock method.
Adjustment to prior period consolidated financial statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2023, the Company determined that prepaid distributions of $1.7 million to holders of LLC Units were incorrectly classified as a related party receivable instead of noncontrolling interest on the consolidated balance sheet. The Company determined that the 2023 consolidated financial statements were not materially misstated but has adjusted the 2023 consolidated financial statements to correct the immaterial error, resulting in a reversal of the prepaid distributions and a reduction in non-controlling interest. In addition, in future filings, the Company will adjust the interim consolidated financial statements in the periods ending March 31, 2024, June 30, 2024 and September 30, 2024 to correct the immaterial error.
Recent accounting pronouncements
Accounting pronouncements adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $19.9 million in 2024 including the impact of the sell-side disruption described above and a decrease in customer spend on the buy-side, (2) reported an accumulated deficit of $8.8 million as of December 31, 2024, (3) reported cash and cash equivalents of $1.4 million as of December 31, 2024, (4) has borrowed $3.7 million as of December 31, 2024 and the date of this report, under the Credit Agreement which matures in July 2025, and (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations and cash generated from its sales under the Company's Equity Reserve Facility, and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that was executed on July 1, 2024 with continuing cost savings impacts through December 31, 2024, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024 and December 27, 2024 (see Note 3 — Long-Term Debt) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirements by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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
Note 3 — Long-Term Debt
At December 31, 2024 and 2023, long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
2021 Credit Facility (1)	$37,362	$28,594
Credit Agreement	3,700	3,000
Economic Injury Disaster Loan	150	150
Total long-term debt	41,212	31,744
Less: deferred financing cost (1)	(4,238)	(1,688)
Less: debt discount (2)	(1,671)	—
Total long-term debt, net of deferred financing cost and debt discount	35,303	30,056
Less: current portion	(3,700)	(1,478)
Total long-term debt, net of current portion, deferred financing cost and debt discount	$31,603	$28,578
(1) As of December 31, 2024, amount includes an exit fee of $3.0 million, which is non-interest bearing and due at maturity or prepayment.
(2) As of December 31, 2024, amount includes $1.7 million for the interest reserve, pursuant to the LS Amendment, as defined below, net of amounts amortized for interest.
The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Interest expense – 2021 Credit Facility	$3,617	$3,655
Interest expense – Credit Agreement	693	102
Interest expense – other	8	6
Amortization of deferred financing cost and debt discount	1,092	615
Total interest expense and amortization of deferred financing cost and debt discount	$5,410	$4,378
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility bear interest at the Term Secured Overnight Financing Rate (“SOFR”) with a credit spread of 0.15% per annum for the interest periods of three months and providing for a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months or six months, respectively. The loans under the 2021 Credit Facility bear interest at SOFR plus the applicable credit spread adjustment plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment as defined below, the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.
Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment to the 2021 Credit Facility (the “Fourth Amendment”) and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.
Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $0.1 million from January 1, 2022 through December 31, 2023, and each quarterly installment payment thereafter until maturity is $0.3 million. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each quarterly installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan.
Under the 2021 Credit Facility, dividends and distributions by DDH LLC to the Company and any shareholders of the Company are permitted so long as (i) no default or event of default is continuing or would occur after giving pro forma effect to such dividends and distributions under the 2021 Credit Facility, (ii) the Company, on a pro forma basis, maintains a consolidated senior net leverage ratio of not greater than 1.5 to 1.0, and (iii) the Company, on a pro forma basis, maintains liquidity of not less than $15.0 million. The Company did not meet these conditions as of December 31, 2024 and therefore DDH LLC assets are considered restricted and no dividends or distributions to the Company and any shareholders is permitted while these conditions are not met.
The 2021 Credit Facility contains customary affirmative and negative covenants. Prior to entering into the Fifth Amendment, the Company was required to maintain varying threshold levels by quarter for net leverage ratio and fixed charge coverage ratio, as well as restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries.
On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment to the Term Loan and Security Agreement (the “Fifth Amendment”) which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods, (5) replaced the calculation of the consolidated total net leverage ratio with a consolidated total leverage ratio for purposes of calculating the applicable margin and the financial covenant and (6) replaced the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquidity, maximum consolidated total leverage ratio and minimum fixed charge coverage ratio. The Fifth Amendment was accounted for as a modification. In connection with the amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “LS Amendment”) to the 2021 Credit Facility. Under the terms of the LS Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company

agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as described below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The LS Amendment also (1) implemented a minimum unrestricted cash requirement of $750,000 at all times and removed the minimum consolidated EBITDA, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Additionally, the Company is required to provide to Lafayette Square a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. Lastly, a $3.0 million exit fee, which was earned upon execution of the LS Amendment and is payable directly to Lafayette Square at maturity or prepayment, as defined, was added to the term loan balance. The Company was in compliance with all the financial covenants under the 2021 Credit Facility, as amended, as of December 31, 2024. The LS Amendment was accounted for as a modification. In connection with the amendment, the $3.0 million exit fee was capitalized and is being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.
At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.0 million exit fee due at maturity or prepayment, as defined under the LS Amendment. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As of December 31, 2024, the Company owed a balance on the 2021 Credit Facility of $37.4 million. Additional deferred financing costs of $3.3 million and less than $0.1 million were incurred during the year ended December 31, 2024 and 2023, respectively. Unamortized deferred financing costs as of December 31, 2024 and 2023 were $4.2 million and $1.7 million, respectively. Unamortized debt discount related to the interest reserve added under the LS Amendment as of December 31, 2024 and 2023 was $1.7 million and $0, respectively. Accrued and unpaid interest was $0 as of December 31, 2024 and 2023.
2023 Revolving Line of Credit - East West Bank
On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10.0 million, subject to a borrowing base determined based on eligible accounts, and an up to $5.0 million uncommitted incremental revolving facility. Loans under the Credit Agreement mature on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the one-month Term SOFR rate as determined by EWB on the first day of the applicable interest period, plus 0.10%, plus 3.00% per annum (the “Loan Rate”); provided, that, in no event shall the Loan Rate be less than 0.50% of the Loan Rate effective as of the date of the Credit Agreement nor more than the maximum rate of interest allowed under applicable law. Upon an event of default under the Credit Agreement, the outstanding principal amounts of any advances will accrue interest at a rate per annum equal to the Loan Rate plus five percent (5%), but in no event in excess of the maximum rate of interest allowed under applicable law.
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
Prior to entering into the Third Amendment as defined below, the Company was required to maintain compliance at all times with financial covenants with varying threshold levels by quarter for fixed charge coverage ratio, total funded debt-to-EBITDA ratio and a liquidity covenant. Revolving Credit Availability was defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. Additionally, the amounts outstanding under the Credit Agreement exceeded the Company’s borrowing base as of June 30, 2024 by $0.5 million which was addressed in the Third Amendment, requiring a $1.0 million principal payment on the outstanding loans under the Credit Agreement as of the date of the Third Amendment.
On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) which, among other things, (1) provided that the Company make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) required the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October

31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) required the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) requires the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) requires the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025, and (6) replaced the financial covenants under the Credit Agreement, effective as of June 30, 2024, with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquid assets, maximum total funded debt to EBITDA leverage ratio, minimum fixed charge coverage ratio and revolving credit availability. The Third Amendment was accounted for as a modification. In connection with the amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.
On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “EWB Amendment”) to Credit Agreement. Under the terms of the EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the LS Amendment (as defined above) and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $750,000 at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. Additionally, the Company is required to provide to EWB a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. The Company was in compliance with all the financial covenants under the Credit Agreement, as amended, as of December 31, 2024. The EWB Amendment was accounted for as a modification. In connection with the amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.
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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. During the year ended December 31, 2024, the Company incurred less than $0.1 million of deferred financing costs associated with the Credit Agreement. As of December 31, 2024, there was $3.7 million outstanding under the Credit Agreement.
The collateral securing the obligations under the 2021 Credit Facility and the Credit Agreement is subject to intercreditor agreements between Lafayette Square and EWB.
Silicon Valley Bank (“SVB”) Financing
On January 9, 2023, the Company entered into a Loan and Security Agreement (the "SVB Loan Agreement"), by and among SVB, as lender, and DDH LLC, the Company, Huddled Masses, Colossus Media and Orange 142, as borrowers. The SVB Loan Agreement provided for a revolving credit facility (the “SVB Revolving Credit Facility”) in the original principal amount of $5 million, subject to a borrowing base determined based on eligible accounts, and up to an additional $2.5 million incremental revolving facility subject to the lender’s consent, which would increase the aggregate principal amount of the Credit Facility to $7.5 million. Loans under the SVB Revolving Credit Facility were to mature on September 30, 2024 unless the Credit Facility was otherwise terminated pursuant to the terms of the Loan Agreement.
On March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed the Federal Deposit Insurance Corporation as receiver. As the Company had not yet drawn any amounts under the SVB Revolving Credit Facility, on March 13, 2023, the Company issued a notice of termination of the SVB Loan Agreement. The termination of the SVB Revolving Credit Facility became effective April 20, 2023. Prior to issuing the notice of termination, the Company received consent to terminate the SVB Revolving Credit Facility and a waiver of the terms relating to the SVB Revolving Credit Facility under its Term Loan and Security Agreement, dated as of December 3, 2021, with Lafayette Square. The Company did not hold material cash deposits or securities at Silicon Valley Bank and did not experience any adverse impact to its liquidity or to its business operations, financial condition or results of operations as a result of the SVB closure. During the year ended December 31, 2023, the Company incurred $0.3 million of deferred financing costs. After the Company issued the notice of termination, total deferred financing costs of $0.3 million were expensed to loss on early termination of line of credit during the year ended December 31, 2023.
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
Accrued and unpaid interest expense as of December 31, 2024 and December 31, 2023 was less than $0.1 million and is included in accrued liabilities on the consolidated balance sheets.
Overall
As of December 31, 2024, future minimum payments related to long-term debt are as follows (in thousands):

2025	$3,700
2026	37,366
2027	3
2028	3
2029	4
Thereafter	136
Total	41,212
Less current portion	(3,700)
Less deferred financing cost	(4,238)
Less debt discount	(1,671)
Long-term debt, net of current portion, deferred financing cost and debt discount	$31,603
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company’s Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In December 2023, DDM tendered 410,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of December 31, 2024, DDM held 10,868,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
On February 15, 2022, the Company completed its initial public offering of 2,800,000 units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A

Common Stock at an exercise price of $5.50 per share. The warrants became immediately exercisable upon issuance and were exercisable for a period of five years after the issuance date. The shares of Class A Common Stock and warrants were immediately transferable separately upon issuance. At December 31, 2024, none of these warrants were outstanding. The underwriters in our initial public offering were granted a 45-day option to purchase up to an additional 420,000 shares and/or warrants, or any combination thereof, to cover over-allotments, which they initially exercised, in part, electing to purchase warrants to purchase an additional 420,000 shares of Class A Common Stock. As of December 31, 2024, none of these warrants were outstanding. In connection with the Company’s initial public offering, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023. At December 31, 2024, 70,000 Units and 10,500 warrants were outstanding.
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
Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company was not permitted to issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtained stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elected to sell to New Circle under the Purchase Agreement equaled or exceeded certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement is based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. On December 27, 2024, the Company’s stockholders approved the issuance and sale of up to 8.5 million shares above the Exchange Cap to New Circle under the Purchase Agreement.
As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 62,762 shares of the Company’s Class A Common Stock to New Circle. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. In 2025, through the date of this report, the Company sold an additional 1,389,351 shares of the Company's Class A Common Stock for $1.9 million.
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
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 1,500,000 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. Information on activity for both the stock options and RSUs is detailed below. As of December 31, 2024, there were 2,452,030 shares available for grant under the 2022 Omnibus Plan.
During the years ended December 31, 2024 and 2023, the Company recognized $1.6 million and $2.1 million, respectively, of total stock-based compensation expense in the consolidated statement of operations in compensation, tax and benefits. The 2023 stock-based compensation expense includes $1.4 million of bonus accrued for 2023 performance by certain Company executives which was paid out via a grant of Company stock in March 2024.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the year ended December 31, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	371,116	$2.51	8.77	$4,591
Granted	—	$—	—	$—
Exercised	(12,557)	$2.39	—	$179
Forfeited and expired	(22,676)	$2.85	—	$41
Outstanding at December 31, 2024	335,883	$2.49	7.78	$—
Vested and exercisable at December 31, 2024	173,784	$2.18	7.65	$—
As of December 31, 2024, unrecognized stock-based compensation of $0.2 million was related to 162,099 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 0.64 years.

Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the year ended December 31, 2024 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2023	542,396	$2.87
Granted	173,319	$10.07
Vested	(442,860)	$5.72
Forfeited	(14,111)	$3.01
Unvested - December 31, 2024	258,744	$2.80
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 99,550 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of December 31, 2024, there was unrecognized stock-based compensation of $0.4 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 0.63 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. In December 31, 2023, members of DDM exchanged 410,000 Class B shares into Class A shares.
The Company has recorded a liability related to the tax receivable agreement of $0 and $5.2 million as of December 31, 2024 and 2023, respectively. The Company has recorded a deferred tax asset of $0 and $6.2 million as of December 31, 2024 and 2023, respectively. The deferred tax asset is net of a valuation allowance of $7.7 million and $0.5 million as of December 31, 2024 and 2023, respectively. Payments of $0 and less than $0.1 million were made during the years ended December 31, 2024 and 2023. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the year ended December 31, 2024, $5.2 million was recognized as income under other income (expense) due to the derecognition of the TRA liability, as a valuation allowance was recorded against the deferred taxes associated with the TRA.
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
Income Taxes
Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax based on the ownership. There was no exchange of shares of Class B Common Stock for shares of Class A Common Stock in the year ended December 31, 2024.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	$5,192	$205
State	940	363
Total deferred	6,132	568
Total income tax expense	$6,132	$568
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax expense	—%	0.6%
Partnership income not taxed	(22.0)%	(17.0)%
Valuation allowance	(51.9)%	(7.3)%
Deferred tax remeasurement	—%	(6.5)%
Derecognition of tax receivable agreement liability	7.9%	—%
Other	0.5%	0.1%
Effective income tax rate	(44.5)%	(9.1)%
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. The components of deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets related to:
Net operating loss carryforwards	$1,454	$280
Partnership basis difference and other	6,255	6,312
Total deferred tax assets	$7,709	$6,592
Valuation allowance	(7,709)	(460)
Total deferred tax assets, net	$—	$6,132

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $5.8 million and $3.7 million, respectively. Federal net operating loss carryforwards can be carried forward indefinitely and state net operating loss carryforwards are carried forward to each jurisdiction based on the varying state statutes. The Company recorded a valuation allowance of $7.7 million against its deferred tax assets at December 31, 2024. The valuation allowance increased by $7.2 million when compared to the valuation allowance $0.5 million recorded as of December 31, 2023.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2023 and 2022 remain open as of December 31, 2024. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of December 31, 2024 and 2023, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
Note 6 — Related Party Transactions
Up-C Structure
In February 2022, the Company completed an initial public offering of its securities, and through the Organizational Transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 — Stockholders’ Deficit and Stock-Based Compensation). One of the tax benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA. As described in Note 5 — Tax Receivable Agreement and Income Taxes, for the year ended December 31, 2024, $5.2 million was recorded as income in other income (expense) for such change as the deferred taxes giving rise to the TRA have a valuation allowance recorded to offset the deferred tax assets.
The aggregate balance of tax receivable liabilities as of December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024	2023
Liability related to tax receivable agreement:
Short term	$41	$41
Long term	—	5,201
Total liability related to tax receivable agreement	$41	$5,242

Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Sell-side advertising	$35,660	$122,434
Buy-side advertising	26,628	34,676
Total revenues	$62,288	$157,110
Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Sell-side advertising	$(579)	$4,874
Buy-side advertising	4,001	7,792
Corporate office expenses	(16,655)	(14,851)
Total operating loss	(13,233)	(2,185)
Corporate other expense	(542)	(4,091)
Loss before income taxes	$(13,775)	$(6,276)
Total assets by business segment are as follows (in thousands):

	December 31,
	2024	2023
Sell-side advertising	$3,755	$34,354
Buy-side advertising	18,664	22,539
Corporate office	3,587	12,042
Total assets	$26,006	$68,935
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of warrants. The holders of warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net loss attributable to Class A shareholders and participating securities	(6,236)	(2,194)
Less: net loss allocated to participating securities	—	—
Net loss allocated to Class A shareholders	$(6,236)	$(2,194)

Weighted average common shares outstanding - basic	3,758	2,988
Class B Common Stock	—	—
Options to purchase common stock	—	—
Unvested restricted stock units	—	—
Weighted average common shares outstanding - diluted	3,758	2,988
Net loss per common share, basic	$(1.66)	$(0.73)
Net loss per common share, diluted	$(1.66)	$(0.73)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Class B Common Stock	10,868	11,249
Options to purchase common stock	352	511
Restricted stock units	364	347
Total excludable from net loss per share attributable to common stockholders - diluted	11,584	12,107
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety, and the Company will continue to vigorously pursue its claims and rights. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
Operating Leases
During the years ended December 31, 2024 and 2023, the Company incurred fixed rent expense associated with operating leases for real estate of $0.3 million and $0.3 million, respectively. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the years ended December 31, 2024 and 2023, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash outflow for operating leases	$206	$154
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$200	$153
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 4.5 years and 8.3%, respectively, as of December 31, 2024. The weighted-average remaining lease term and discount rate for the Company’s operating leases is 5.5 years and 8.3%, respectively, as of December 31, 2023.
The future payments due under operating leases as of December 31, 2024 is as follows (in thousands):

2025	$258
2026	265
2027	269
2028	167
2029	171
Thereafter	29
Total undiscounted lease payments	1,159
Less effects of discounting	(188)
Less current lease liability	(188)
Total operating lease liability, net of current portion	$783

Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	December 31,
		2024	2023
Furniture and fixtures	5	$138	$128
Computer equipment	3	20	20
Leasehold improvements	15	43	36
Capitalized software	3	702	702
Property, equipment and software, gross		903	886
Less: accumulated depreciation and amortization		(562)	(287)
Total property, equipment and software, net		$341	$599
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$167	$218
General and administrative	108	35
Total depreciation and amortization	$275	$253
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the years ended December 31, 2024 and 2023, amortization expense of $2.0 million and $2.0 million, respectively, was recognized. As of December 31, 2024 and 2023, intangible assets net of accumulated amortization was $9.7 million and $11.7 million, respectively.
As of December 31, 2024 and 2023, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	December 31, 2024
	Weighted-Average Remaining Life (Years)	Original Amount	Accumulated Amortization	Net Total
Customer Lists	5.8	$13,028	$(5,537)	$7,491
Trademarks and tradenames	5.8	3,501	(1,488)	2,013
Non-compete agreements	0.8	1,505	(1,279)	226
Total intangible assets, net		$18,034	$(8,304)	$9,730

	December 31, 2023
	Weighted-Average Remaining Life (Years)	Original Amount	Accumulated Amortization	Net Total
Customer Lists	6.8	$13,028	$(4,234)	$8,794
Trademarks and tradenames	6.8	3,501	(1,138)	2,363
Non-compete agreements	1.8	1,505	(978)	527
Total intangible assets, net		$18,034	$(6,350)	$11,684

December 31, 2024
2025	$1,879
2026	1,653
2027	1,653
2028	1,653
2029	1,653
Thereafter	1,239
Total future amortization expense	$9,730
ITEM 9.              Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.              Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2023 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2024.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below.
We identified a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023 and 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported and as currently disclosed in the Company’s consolidated financial statements, the Company identified certain prior period accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2024.
Management’s Plan to Remediate the Material Weakness
Management has implemented remediation steps to address the material weakness and to improve our internal control environment. Specifically, in late 2023, the Company engaged consultants to assist in identifying and testing the design of control over business processes. The first phase of this project was completed in the first quarter of 2024 and continued through the remainder of 2024. The Company believes significant progress was made in 2024 to enhance and strengthen its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters. However, these internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2024. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of December 31, 2024. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
Our management, including our CEO and CFO, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation of Previously Reported Material Weakness
During the year ended December 31, 2024, the Company completed its efforts to remediate the material weaknesses identified in 2023 related to internal controls over (1) the segregation of duties within the journal entry process and (2) the access to program and change management within our information technology environment. Upon completion of those efforts, the Company concluded that the material weaknesses had been remediated as of December 31, 2024. As part of those remediation efforts, the Company implemented remediation actions during 2024 that included implementing new controls over the journal entry process and enhancing the design of certain internal control procedures related to the access to program and change management within the Company's information technology environment.
Changes in Internal Controls Over Financial Reporting
Other than as discussed above, there were no changes in internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control system over financial reporting.
ITEM 9B.              Other Information
None.
ITEM 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
ITEM 10.              Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)	Since
Executive Officers
Mark D. Walker	49	Chairman and Chief Executive Officer	August 2021
Keith W. Smith	56	President and Director	August 2021
Diana P. Diaz	61	Chief Financial Officer	October 2023
Anu Pillai	55	Chief Technology Officer	March 2021
Maria Vilchez Lowrey	43	Chief Growth Officer	August 2022

Non-Employee Directors
Richard Cohen	74	Director	December 2021
Antoinette R. Leatherberry	63	Director	December 2021
Mistelle Locke	48	Director	January 2023
Executive Officers
Mark D. Walker. Mr. Walker is a co-founder of the Company and became our Chairman and Chief Executive Officer on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of Direct Digital Holdings LLC, a subsidiary of the Company and our holding company prior to the completion of our initial public offering. Prior to founding Direct Digital with Mr. Smith, Mr. Walker worked at CVG Group, LLC (“CVG Group”), a private equity firm, from October 2016 to May 2019 as the Chief Operating Officer responsible for the operations of the portfolio companies within CVG Group’s holdings. In this role, he was the Acting COO for Ebony Media Operations (“Ebony Media”), where he was responsible for initiating and overseeing the digital transformation of Ebony Media from a print publication to a digital-first organization. Prior to CVG Group and Ebony Media, he worked for the largest retail electricity provider within the United States, NRG Energy Inc. (NYSE: NRG), from 2005 to 2016, in positions of progressively increasing scope and responsibility. While at NRG Energy, he built multiple revenue streams through digital, retail and business development activities while increasing overall revenue to NRG Energy, where he represented approximately 40% of new revenue of NRG Energy Home division. Mr. Walker brings nearly 20 years of experience building relationships and revenue generating operations for Fortune 500 corporations, working in business development and marketing for Deloitte, and startup organizations. Throughout his career, Mr. Walker has sat on multiple advisory boards within the industry, such as Hitwise and Dentsu Aegis, and has written multiple articles and case studies that have been showcased in Jupiter Research and Search Engine Watch. We believe that Mr. Walker is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Executive Officer and a founder of the Company, as well as his other extensive executive experience. Mr. Walker holds a B.A. in Economics from The University of Texas and was a member of the Board of Directors of the University of Texas Alumni Association.
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
Diana P. Diaz. Ms. Diaz became our Chief Financial Officer in October 2023 after serving as the Company’s interim Chief Financial Officer since June 2023. Ms. Diaz joined the Company from Sharps Compliance Corp. (previously Nasdaq listed (SMED)) until its acquisition), a leading national healthcare waste management provider to customers in multiple healthcare-related markets, specializing in regulated waste streams including medical, pharmaceutical and hazardous, where she served for a total of 13 years, including as Vice President and Chief Financial Officer from June 2010 to February 2022. Ms. Diaz’s prior positions include Chief Financial Officer of University General Hospital in Houston, Texas from September 2006 to May 2009, Controller at Memorial Hermann Healthcare System, Texas Medical Center from September 2002 to August 2006 and Controller of the wholesale group at Reliant Energy from July 1998 to May 2002. Ms. Diaz started her career at Deloitte & Touch LLP where she worked from July 1985 to June 1998, ending her tenure at that firm as Audit Senior Manager. Ms. Diaz received her BBA in Accounting from The University of Texas at Austin and her MBA from Rice University’s Jesse H. Jones Graduate School of Management.
Anu Pillai. Ms. Pillai was named Chief Technology Officer of Direct Digital in March 2021. Ms. Pillai brings extensive experience in defining and executing new product development solutions as well as large enterprise IT implementations and has successfully led global projects with complete responsibility for cross-functional teams in program management, product design, software development, system architecture, cybersecurity, integration and implementation. Prior to serving at Digital Direct Holdings, Ms. Pillai held executive positions and led digital transformations at several companies, including BLK/OPL, a direct-to-consumer e-commerce cosmetic brand, from 2019 to 2021, where she served as SVP, Digital Technology & Ecommerce, and Ebony Media, publisher of the iconic EBONY magazine, from 2011 to 2019, where she served as SVP, Digital Technology & Monetization. She was responsible at both of these companies for the execution of all technology and digital initiatives including system design and architecture, development, project management, resource planning of onsite/offshore resources and monetization across all digital properties with specific emphasis on increasing revenues through various programmatic channels. Prior to that, Ms. Pillai held leadership roles with leading Fortune 50 technology and infrastructure companies, such as General Electric, from 2005 to 2007, where she served as an IT leaser; Intel Corporation, from 2000 to 2003, where she served as a Senior Software Engineer; and Motorola, from 1996 to 1998, where she served as an analyst, and we believe she has proven experience in managing and leading small and large global development teams with technology resources spread across the U.S., China, Mexico and India. Ms. Pillai holds a B.S. in Computer Science and Engineering from Bharathiar in India.
Maria Vilchez Lowrey. Ms. Lowrey was named Chief Growth Officer of Direct Digital in August 2022. Ms. Lowrey is responsible for leading business development, channel development, and integrating the management of brand related marketing activities across Direct Digital’s portfolio of brands. With over 20 years of senior level leadership experience working across energy, home services, and steel sectors, Ms. Lowrey has delivered game-changing business transformation initiatives for Fortune 500 retail giants and multi-billion-dollar companies. As an energetic and ambitious leader, she has a passion for building new customer acquisition sales channels, scaling sales channels, and forging relationships that deliver material growth through B2B or B2B2C strategic partnerships. Her strategic partnerships encompass launching transformational energy retail programs for well-known brands like Sam's Club, Home Depot, Kroger, Best Buy, and AT&T / DIRECTV. Ms. Lowrey comes to Direct Digital from Just Energy, where she served as Senior Vice President of Direct Sales and Partnerships for Just Energy Group (OTC: JE), Amigo Energy, Tara Energy, and Terrapass, its affiliate brands from December 2016 to August 2022. There, she was responsible for diversifying the company's direct sales channels by launching its first national retail partnership with one of the largest retailers in the world. Prior to that, she served in various key management positions across sales leadership, business development, operations, and project management at NRG Energy, Inc. (NYSE: NRG) from 2007 to 2016, primarily responsible for building new go-to-market sales channels and developing strategic partnerships with the most well-known brands in the country. Prior to NRG, Ms. Lowrey started her career in the steel industry as global supply chain transportation and procurement manager serving large multi-national consumer companies. Ms. Lowrey spends her free time as a strong advocate of community service, serving on non-profit boards such as Homemade Hope and is on the advisory board for Houston Arts Alliance and Dress for Success Houston which all help underserved communities, especially Hispanics, African Americans and women. Ms. Lowrey holds a B.S. in Management Information Systems from Texas A&M University.

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
Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons have been involved in any of the following events during the past ten years:
1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
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
The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:
•helping our board of directors oversee our corporate accounting and financial reporting processes;
•reviewing and discussing with management all press releases regarding our financial results and any other information provided to securities analysts and rating agencies, including any non-GAAP financial information;
•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties;
•if applicable, obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and

•reviewing and investigating conduct alleged to be in violation of our code of business conduct and ethics, and adopting, as necessary or appropriate, remedial, disciplinary, or other measures with respect to such conduct.
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
Insider Trading Policy
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our Common Stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except for one Form 4 filing relating to one transaction completed by Mistelle Locke, one of our independent directors, that was not filed timely due to administrative error.
ITEM 11.              Executive Compensation
We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. In accordance with these rules, our “named executive officers” for fiscal year 2024 were:
•Mark Walker, Chairman and Chief Executive Officer;
•Keith Smith, President and Director; and
•Diana P. Diaz, Chief Financial Officer.

Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2024 and 2023 below.

Name and principal position	Year		Salary ($)	Nonequity incentive plan compensation ($)	Stock awards ($)(1)	Option awards ($)	All other compensation ($)		Total ($)
Mark Walker	2024		500,000	—	—	—	25,000	(2)	525,000
Chairman and Chief Executive Officer	2023		530,200	380,335	276,844	71,759	—		1,259,138

Keith Smith	2024		500,000	—	—	—	25,000	(2)	525,000
President	2023		530,200	380,335	276,844	71,759	—		1,259,138

Diana P. Diaz	2024		350,000	—	—	—	10,000	(2)	360,000
Chief Financial Officer	2023	(3)	75,000	88,742	45,879	28,762	—		238,383
(1)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating these values are described in Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies to the Company’s consolidated financial statements contained herein.
(2)These amounts represent cash stipends to be used for individual benefits of the executive’s choosing.
(3)Ms. Diaz was employed by Vaco, LLC, a consulting firm, to which we paid a total of $290,000 in fees for fiscal year 2023, prior to Ms. Diaz joining the Company in October 2023.
Annual Incentive Program
Our named executive officers are each eligible to participate in an annual incentive program. Under this program, each participating executive has a target annual incentive amount and may earn between zero and 150% of that target amount based on the Company’s achievement of specified goals for revenue and EBITDA performance. For 2024 and 2023, Messrs. Walker and Smith and Ms. Diaz had target annual incentive amounts equal to 75%, 75% and 50% of their base salaries, respectively. Based on 2023 corporate performance, they each earned annual incentive payouts equal to 85% of their target amounts. The earned annual incentive payouts in 2024 for 2023 performance are reported in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation” and were paid in cash. The earned annual incentive payouts for 2023 were paid in 2024 in the form of unrestricted shares of our common stock. Based on 2024 corporate performance, there were no payouts for 2024.
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

In addition, if the executive’s employment is terminated by DDH LLC without “cause” or by the executive for “good reason”, in either case prior to a “change in control” (as those terms are defined in the executive’s employment agreement), the executive will be entitled to continuation of his or her base salary for twelve months. However, if such termination without cause or resignation with good reason occurs upon or following a Change in Control, the executive’s period of base salary continuation will be extended from twelve to twenty-four months and the executive will also be entitled to a lump sum payment equal to his or her target bonus for the year of separation. In each case, these severance payments will be conditioned on the executive’s execution of a general release of claims.
Equity Awards
Each of our named executive officers is also eligible to receive equity awards under our 2022 Omnibus Incentive Plan, as amended (the “2022 Plan”). The size and other terms of equity awards are determined by the compensation committee of our board of directors, in their discretion. On March 20, 2023, the compensation committee granted to each of Messrs. Walker and Smith: (i) 40,000 RSUs vesting on March 20, 2024, and (ii) 29,910 RSUs vesting in three equal annual installments, on March 20, 2024, March 20, 2025 and March 20, 2026. During 2024, shares of Class A Common Stock were issued in respect of the portion of these RSUs vesting on March 20, 2024. However, in December 2024, the Company rescinded the issued shares (and the related RSUs) at the request of the grantees. The rescissions did not affect the portion of the 2023 RSUs vesting on March 20, 2025 and March 20, 2026, which RSUs remain outstanding.
In 2024, the compensation committee opted to pay the named executive officers’ earned 2023 annual incentives in shares of unrestricted Class A Common Stock, based on the weighted average closing price of our Class A Common Stock for the period December 1, 2023 through March 11, 2024. Otherwise, no equity awards were granted to the named executive officers in 2024.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding outstanding equity awards held by the Company’s named executive officers as of December 31, 2024.

Name and principal position	Number of Securities Underlying Unexercised Options/ Warrant Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark Walker	40,600	20,300	(3)	$1.62	6/10/2032	20,300	$32,886
Chairman and Chief Executive Officer	9,970	19,940	(4)	$3.96	3/20/2033	12,398	$49,096

Keith Smith President	40,600	20,300	(3)	$1.62	6/10/2032	20,300	$32,886
President	9,970	19,940	(4)	$3.96	3/20/2033	12,398	$49,096

Diana Diaz	6,216	12,434	(5)	$2.46	10/16/2033	12,434	$30,588
Chief Financial Officer
(1)Options vest in equal annual installments over the three years after the option grant date. Each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates. The relevant grant dates are indicated in the footnotes below.
(2)Restricted stock units vest in equal annual installments over the three years after the restricted stock unit grant date. Each restricted stock unit is subject to the condition that the recipient will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates. The relevant grant dates are indicated in the footnotes below.
(3)The grant date of this award was June 10, 2022.
(4)The grant date of this award was March 20, 2023.
(5)The grant date of this award was October 16, 2023.
Stock Option Grant Timing
The Company did not grant stock options or similar instruments to its named executive officers during 2024.
The Company has no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.
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
Director Compensation
Non-employee director compensation for the year ended December 31, 2024 is shown in the table below:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Total ($)
Richard Cohen	40,000	21,009	61,009
Antoinette R. Leatherberry	53,500	21,009	74,509
Mistelle Locke	35,000	21,009	56,009
(1)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating these values are described in Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies to our consolidated financial statements included herein.

(2)Unvested restricted stock unit awards held by our non-employee directors as of December 31, 2024 are summarized in the following table:

Name	Shares to Award (#)	Grant Date
Richard Cohen	16,462	June 10, 2022
	16,410	June 12, 2023
Antoinette R. Leatherberry	16,462	June 10, 2022
	16,410	June 12, 2023
Mistelle Locke	14,493	January 16, 2023
	16,410	June 12, 2023
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
These fees are payable in four equal quarterly installments, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors or any committee of the board of directors. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of directors and committee meetings. In February 2025, the Compensation Committee of the Board of Directors increased the annual retainer payable to all non-employee members of the Board of Directors from $30,000 to $40,000 effective January 1, 2025.
Equity Awards
We have no fixed policy regarding the issuance of equity awards to our non-employee directors. However, our board of directors has in recent years approved annual awards of restricted stock units to our non-employee directors. Those awards generally vest over a period of time, typically one to three years and subject to the continued service of the grantee, although vesting may accelerate in certain circumstances, such as in connection with a change in control.
ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our Class A Common Stock and Class B Common Stock by:
•each person, or group of affiliated persons, who is known to beneficially own more than 5% of either our Class A Common Stock or our Class B Common Stock;
•each of our named executive officers for fiscal year 2024;
•each of our current directors; and

•all of our current directors and executive officers as a group.
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
The percentage of beneficial ownership of our Class A Common Stock and our Class B Common Stock is based on 6,913,999 shares of Class A Common Stock and 10,868,000 shares of Class B Common Stock issued and outstanding as of March 25, 2025 (the “Measurement Date”).
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

	Shares of Class A Common Stock Beneficially Owned			Shares of Class B Stock Beneficially Owned			Total Voting Power Beneficially Owned
	No. (4)		Percent	No.		Percent	No.	Percent
5% Stockholders
Direct Digital Management, LLC(1)	—		—%	10,868,000		100%	10,868,000	61.3%

Named Executive Officers and Directors
Mark Walker, Chairman and Chief Executive Officer	68,193	(3)	1.0%	5,489,000	(2)	50.5%	5,557,193	31.3%
Keith Smith, President and Director	152,003	(4)	2.2%	5,379,000	(2)	49.5%	5,531,003	31.2%
Diana P. Diaz, Chief Financial Officer	14,613	(5)	*	—		—%	14,613	*
Richard Cohen, Director	55,905		*	—		—%	55,905	*
Antoinette R. Leatherberry, Director	55,812		*	—		—%	55,812	*
Mistelle Locke, Director	35,674		*	—		—%	35,674	*
All executive officers and directors as a group (8 persons)	444,508	(6)	6.5%	10,868,000		100%	11,312,508	63.8%
*Less than 1%
(1)Direct Digital Management, LLC is a holding company in which Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, each indirectly hold an approximately 50% economic and voting interest, as adjusted for redemptions of LLC Units in exchange for shares of Class A Common Stock of the Company. AJN Energy & Transport Ventures, LLC and SKW Financial LLC directly hold the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B Common Stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B Common Stock held by SKW Financial LLC.
(2)Consists of the shares owned by Direct Digital Management, LLC. Each of Messrs. Walker and Smith indirectly hold an approximately 50% economic and voting interest in Direct Digital Management, LLC, as adjusted for redemptions of LLC Units in exchange for shares of Class A Common Stock of the Company. AJN Energy & Transport Ventures, LLC and SKW Financial LLC directly hold the equity interests in Direct Digital Management, LLC. Mr. Walker and his wife share voting and dispositive power with respect to the shares of Class B Common Stock held by AJN Energy & Transport Ventures, LLC. Mr. Smith and his wife share voting and dispositive power with respect to the shares of Class B Common Stock held by SKW Financial LLC.

(3)Includes: 60,540 shares of Class A Common Stock that can be acquired by Mr. Walker upon the exercise of stock options that are vested or vesting within 60 days of the Measurement Date.
(4)Includes: 60,540 shares of Class A Common Stock that can be acquired by Mr. Smith upon the exercise of stock options that are vested or vesting within 60 days of the Measurement Date.
(5)Includes: 6,217 shares of Class A Common Stock that can be acquired by Ms. Diaz upon the exercise of stock options that are vested or vesting within 60 days of the Measurement Date.
(6)Includes: 155,947 shares of Class A Common Stock that can be acquired by all executive officers and directors upon the exercise of stock options that are vested or vesting within 60 days of the Measurement Date.
Equity Compensation Plan Information
The following table contains information about our equity compensation plans as of December 31, 2024.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	594,627	(1)	$2.49	(2)	2,452,030	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	594,627	(1)	$2.49	(2)	2,452,030	(3)
(1)Includes stock options and restricted stock units with respect to 335,883 and 258,744 shares of our common stock, respectively.
(2)Restricted stock units have no exercise price and are therefore not included in the calculation of this weighted average exercise price.
(3)Represents the number of shares of our common stock available for issuance in respect of awards under our 2022 Omnibus Incentive Plan. In addition to stock options and restricted stock units, our 2022 Omnibus Incentive Plan authorizes the issuance of stock appreciation rights, restricted stock awards and stock bonus awards. All shares reserved for issuance under this plan are available for issuance in respect of any type of award that may be made under the plan.
ITEM 13.              Certain Relationships and Related Person Transactions, and Director Independence
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
The Basis Adjustments, as well as any amounts paid to DDM under the Tax Receivable Agreement, will vary depending on a number of factors, including:
•the timing of any subsequent redemptions or exchanges — for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of DDH LLC at the time of each redemption or exchange;
•the price of shares of our Class A Common Stock at the time of redemptions or exchanges — the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of our Class A Common Stock at the time of each redemption or exchange;
•the extent to which such redemptions or exchanges are taxable — if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and
•the amount and timing of our taxable income (prior to taking into account the tax depreciation or amortization deductions arising from the Basis Adjustments) — the Tax Receivable Agreement generally requires Direct Digital Holdings to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. Except as discussed below, in cases of (i) a material breach of a material obligation under the Tax Receivable Agreement, (ii) a change of control or (iii) an early termination of the Tax Receivable Agreement, if Direct Digital Holdings does not have taxable income, it will generally not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year may generate tax attributes that may be utilized to generate tax benefits in future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.
The aggregate balance of tax receivable liabilities owed to DDM as of December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024	2023
Liability related to tax receivable agreement:
Short term	$41	$41
Long term	—	5,201
Total liability related to tax receivable agreement	$41	$5,242

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

Director Independence
Our Class A Common Stock is listed on The Nasdaq Capital Market under the symbol “DRCT”. Under the rules of The Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
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
On March 18, 2025, our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these non-employee directors is “independent” as that term is defined under the rules of The Nasdaq Capital Market. On March 18, 2025, our board of directors also determined that Mr. Cohen and Mses. Leatherberry and Locke, each of whom sit on our audit committee, compensation committee and nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Capital Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
ITEM 14.              Principal Accountant Fees and Services
Audit Fees and Services
As previously reported, the Audit Committee appointed BDO USA, P.C. to serve as the Company’s registered public accounting firm for fiscal years ended December 31, 2024 and 2023. The following table summarizes the fees BDO USA, P.C. billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2024	2023
Audit Fees (1) (BDO USA, P.C.)	$895,305	$850,763
Audit-Related Fees (2)	—	—
Total Fees	$895,305	$850,763
_________________________________________________________
(1)Audit fees consist of fees billed for professional services rendered by BDO USA, P.C. for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for assurance and related services performed by BDO USA, P.C. that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.

Predecessor Audit Fees and Services
Marcum LLP was our independent registered public accounting firm for the year ended December 31, 2022. The following table summarizes the fees Marcum LLP billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2024	2023
Audit Fees (1) (Marcum LLP)	$119,069	$596,885
Audit-Related Fees (2)	—	46,378
Total Fees	$119,069	$643,263
_________________________________________________________
(1)Audit fees consist of fees billed for professional services rendered by Marcum LLP for the audits of our annual consolidated financial statements, the reviews of our interim consolidated financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for assurance and related services performed by Marcum LLP that are reasonably related to the performance of the audit or review of our financial statements and are traditionally performed by the independent registered public accounting firm. These include services related to consultation with respect to special procedures required to meet certain regulatory requirements.
Audit Committee Pre-Approval Policies and Procedures
Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the fees paid to BDO USA, P.C. and Marcum LLP in the years ended December 31, 2024 and 2023 were pre-approved by the audit committee.

PART IV.
ITEM 15.              Exhibits and Financial Statement Schedules
(a) 1.Financial Statements and Supplementary Data.
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 65-111, are filed as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules.
Financial statement schedules have been omitted since they are either not required, not material or the information is otherwise included in the financial statements or the notes to our consolidated financial statements.
3.Exhibits.
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC.	8-K	001-41261	February 16, 2022	4.2
4.2	Description of the Registrant’s Securities.	10-K	001-41261	October 15, 2024	4.2
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022.	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC.	8-K	001-41261	February 16, 2022	10.2
10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	January 24, 2022	10.3
10.4+	Amendment to Direct Digital Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	001-41261	November 15, 2024	Annex A
10.5+	Form of Direct Digital Holdings, Inc. Employee Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.1
10.6+	Form of Direct Digital Holdings, Inc. Employee Nonqualified Stock Option Award Agreement.	8-K	001-41261	June 13, 2022	10.2
10.7+	Form of Direct Digital Holdings, Inc. Director Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.3
10.8+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Mark Walker.	10-K	001-41261	March 31, 2022	10.1
10.9+	Executive Employment Agreement, dated as of February 15, 2022, by and between Direct Digital Holdings, LLC and Keith Smith.	10-K	001-41261	March 31, 2022	10.1
10.10+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai.	10-K	001-41261	March 31, 2022	10.1
10.11+	Executive Employment Agreement, effective as of October 16, 2023, between Direct Digital Holdings, LLC and Diana Diaz.	8-K	001-41261	October 18, 2023	10.1

10.12+	Executive Employment Agreement, effective as of August 22, 2022, between Direct Digital Holdings, LLC and Maria Vilchez Lowrey.	10-K	001-41261	October 15, 2024	10.11
10.13	Term Loan and Security Agreement, dated as of December 3, 2021, by and among Direct Digital Holdings, LLC, as borrower, Orange142, LLC, Huddled Masses LLC, Colossus Media, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC, as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	S-1	333-261059	November 15, 2021	10.2
10.14	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-K	001-41261	March 31, 2022	10.2
10.15*	Second Amendment and Joinder to Term Loan and Security Agreement, dated effective as of July 28, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and Direct Digital Holdings, Inc., as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-Q	001-41261	November 14, 2022	10.1
10.16	Third Amendment to Term Loan and Security Agreement, dated January 9, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 11, 2023	10.2
10.17	Fourth Amendment to Term Loan and Security Agreement, dated October 3, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 10, 2023	10.1

10.18	Fifth Amendment to Term Loan and Security Agreement, dated as of October 15, 2024, among Direct Digital Holdings, LLC, Lafayette Square Loan Services, LLC, as administrative agent, and the various lenders party thereto.	10-Q	001-41261	November 13, 2025	10.1
10.19	Sixth Amendment and Waiver to Term Loan and Security Agreement, dated December 27, 2024, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 3, 2025	10.2
10.20	Early Opt-in Election, dated June 1, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC, Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	June 6, 2023	10.1
10.21	Intercreditor Agreement, dated as of December 3, 2021, by and between Lafayette Square Loan Servicing, LLC and East West Bank.	S-1	333-261059	January 18, 2022	10.2
10.22	Exclusive License and Sale Agreement, effective as of November 9, 2022, by and between Colossus Media, LLC and SmartyAds, Inc.	8-K	001-41261	November 15, 2022	10.1
10.23	Credit Agreement, dated July 7, 2023, by and among the Company, Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 12, 2023	10.1
10.24	Second Amendment to Credit Agreement, dated November 27, 2023, by and among the Company, Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	November 30, 2023	10.1
10.25	Third Amendment to Credit Agreement, dated October 15, 2024, among Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC and Orange 142, LLC, as borrowers, and East West Bank, as lender.	10-Q	001-41261	November 13, 2024	10.2
10.26	Waiver and Fourth Amendment to Credit Agreement, dated December 27, 2024, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	January 3, 2025	10.1

10.27	Share Purchase Agreement, dated October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC.	8-K	001-41261	October 21, 2024	10.1
10.28	Registration Rights Agreement, dated as of October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC.	8-K	001-41261	October 21, 2024	10.2
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated April 23, 2024.	8-K	001-41261	April 23, 2024	16.1
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1±	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2±	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Direct Digital Holdings, Inc. Clawback Policy.	10-K	001-41261	October 15, 2024	97
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension					X
101.PRE	Inline XBRL Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
_________________________________________________________
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
±    This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
ITEM 16.              Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 27, 2025	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ DIANA P. DIAZ
Diana P. Diaz Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK WALKER	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 27, 2025
Mark Walker

/s/ KEITH SMITH	President and Director	March 27, 2025
Keith Smith

/s/ DIANA P. DIAZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
Diana P. Diaz

/s/ RICHARD COHEN	Director	March 27, 2025
Richard Cohen

/s/ ANTOINETTE R. LEATHERBERRY	Director	March 27, 2025
Antoinette R. Leatherberry

/s/ MISTELLE LOCKE	Director	March 27, 2025
Mistelle Locke