Form 10-Q
period 2025-03-31
Direct Digital Holdings, Inc.
filed 2025-05-07
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 8,113,480 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,798,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,789	$1,445
Accounts receivable, net of provision for credit losses of $978	4,391	4,973
Prepaid expenses and other current assets	701	2,117
Total current assets	6,881	8,535

Property, equipment and software, net	288	341
Goodwill	6,520	6,520
Intangible assets, net	9,242	9,730
Operating lease right-of-use assets	838	832
Other long-term assets	48	48
Total assets	$23,817	$26,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,024	$7,657
Accrued liabilities	1,512	1,257
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	4,122	3,700
Deferred revenues	558	507
Operating lease liabilities, current portion	202	188
Income taxes payable	19	—
Total current liabilities	13,478	13,350

Long-term debt, net of current portion, deferred financing cost and debt discount	32,878	31,603
Operating lease liabilities, net of current portion	776	783
Total liabilities	47,132	45,736

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 7,093,480 and 5,450,554 shares issued and outstanding, respectively	7	6
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,798,000 and 10,868,000 shares issued and outstanding, respectively	11	11
Additional paid-in capital	3,776	3,769
Accumulated deficit	(11,129)	(8,774)
Noncontrolling interest	(15,980)	(14,742)
Total stockholders’ deficit	(23,315)	(19,730)
Total liabilities and stockholders’ deficit	$23,817	$26,006
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Sell-side advertising	$2,028	$16,500
Buy-side advertising	6,129	5,775
Total revenues	8,157	22,275

Cost of revenues
Sell-side advertising	2,638	14,807
Buy-side advertising	3,126	2,470
Total cost of revenues	5,764	17,277
Gross profit	2,393	4,998

Operating expenses
Compensation, taxes and benefits	3,664	4,524
General and administrative	2,653	3,281
Total operating expenses	6,317	7,805
Loss from operations	(3,924)	(2,807)

Other income (expense)
Other income	28	85
Expenses for Equity Reserve Facility	(198)	—
Interest expense	(1,846)	(1,297)
Total other expense, net	(2,016)	(1,212)

Loss before income taxes	(5,940)	(4,019)
Income tax benefit	—	(200)
Net loss	(5,940)	(3,819)

Net loss attributable to noncontrolling interest	(3,585)	(3,044)
Net loss attributable to Direct Digital Holdings, Inc.	$(2,355)	$(775)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic	$(0.35)	$(0.22)
Diluted	$(0.35)	$(0.22)

Weighted-average number of shares of common stock outstanding:
Basic	6,710	3,509
Diluted	6,710	3,509
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Three Months Ended March 31, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2024	5,450,554	$6	10,868,000	$11	$3,769	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	316	—	—	316
Issuance related to vesting of restricted stock units, net of tax withholdings	33,575	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	1,539,351	1	—	—	2,038	—	—	2,039
Conversion of Class B to Class A Common Stock	70,000	—	(70,000)	—	(95)	—	95	—
Net loss	—	—	—	—	—	(2,355)	(3,585)	(5,940)
Noncontrolling interest rebalancing	—	—	—	—	(2,252)	—	2,252	—
Balance, March 31, 2025	7,093,480	$7	10,798,000	$11	$3,776	$(11,129)	$(15,980)	$(23,315)
Three Months Ended March 31, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(5,962)	$(5,419)
Stock-based compensation	—	—	—	—	504	—	—	504
Issuance related to vesting of restricted stock units, net of tax withholdings	88,386	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	8,338	—	—	—	79	—	—	79
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	913	—	—	913
Net loss	—	—	—	—	—	(775)	(3,044)	(3,819)
Noncontrolling interest rebalancing	—	—	—	—	(1,336)	—	1,336	—
Balance, March 31, 2024	3,684,278	$4	10,868,000	$11	$3,441	$(3,313)	$(7,670)	$(7,527)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(5,940)	$(3,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount	1,818	186
Amortization of intangible assets	488	488
Reduction in carrying amount of right-of-use assets	46	37
Depreciation and amortization of property, equipment and software	68	71
Stock-based compensation	316	504
Deferred income taxes	—	(200)
Expenses for Equity Reserve Facility	198	—
Provision for credit losses/bad debt expense	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	582	15,783
Prepaid expenses and other assets	69	(89)
Accounts payable	(633)	(18,062)
Accrued liabilities and tax receivable agreement payable	254	(748)
Income taxes payable	19	—
Deferred revenues	51	176
Operating lease liability	(44)	(20)
Net cash used in operating activities	(2,708)	(5,704)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(15)	—
Net cash used in investing activities	(15)	—

Cash Flows Provided by Financing Activities:
Payments on term loan	—	(372)
Proceeds from line of credit	—	4,000
Payment of expenses for Equity Reserve Facility	(198)	—
Proceeds from issuance of Class A Common Stock	3,311	—
Payment of deferred financing cost	(46)	—
Proceeds from options exercised	—	79
Proceeds from warrants exercised	—	215
Net cash provided by financing activities	3,067	3,922

Net increase (decrease) in cash and cash equivalents	344	(1,782)
Cash and cash equivalents, beginning of the period	1,445	5,116
Cash and cash equivalents, end of the period	$1,789	$3,334

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$19	$28
Cash paid for interest	$92	$1,078

Non-cash Financing Activities:
Common stock issued for subscription receivable	$90	$—
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

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of March 31, 2025, it owns 39.6% of the economic interest in DDH LLC. See further discussion of the Up-C structure in Note 6 — Related Party Transactions. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

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

Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, and stockholders’ deficit for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2024.
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
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 7 — Segment Information. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.6 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended March 31, 2025 and 2024 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.2 million and $0.4 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of March 31, 2025 and December 31, 2024, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. Goodwill is attributable to entry into new markets not previously accessible and generation of future growth opportunities. The Company expects to deduct goodwill for tax purposes in future years. Goodwill is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company's sell-side reporting unit was negative as of March 31, 2025. Goodwill of $1.2 million as of March 31, 2025 is allocated to the sell-side reporting unit, which is included in the sell-side reportable segment. The Company also performed a qualitative goodwill impairment assessment on the buy-side reporting unit. The Company determined that there was no impairment of goodwill during the three months ended March 31, 2025 and 2024.

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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the three months ended March 31, 2025 and 2024.
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
The Company estimates the fair value of RSUs based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the fair value of the Company’s common stock, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates and the expected dividend yield. The risk-free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Other assumptions are based on historical experience and activity. The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the three months ended March 31, 2025, members of DDM exchanged 70,000 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged or converted during the three months ended March 31, 2024.

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
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the three months ended March 31, 2025 and 2024, the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows was $0 and less than $0.1 million, respectively.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended March 31, 2025, three customers (one sell-side and two buy-side) accounted for 39% of revenues. For the three months ended March 31, 2024, one sell-side customer represented 68% of revenues. As of March 31, 2025 two customers (one sell-side and one buy-side) accounted for 29% of accounts receivable. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable.
As of March 31, 2025 and December 31, 2024, two vendors and one vendor each accounted for at least 10%, and collectively accounted for 26% and 16%, respectively, of accounts payable.
Accrued liabilities
The components of accrued liabilities on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$373	$330
Accrued expenses	1,108	877
Accrued interest	31	50
Total accrued liabilities	$1,512	$1,257
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

Deferred offering, financing, discount and issuance costs

The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt offerings are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt. As of March 31, 2025 and December 31, 2024, $3.7 million and $4.2 million, respectively, of unamortized deferred financing costs are netted against debt in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, less than $0.1 million and $0.1 million, respectively, of unamortized deferred financing costs are classified as prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company records the differences between the face amount and the proceeds upon issuance of debt as a discount. As of March 31, 2025 and December 31, 2024, $0.5 million and $1.7 million, respectively, of unamortized debt discount related to the interest reserve added under the LS Amendment are netted against debt in the condensed consolidated balance sheets.

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
Net income (loss) per share
Basic net income (loss) per share excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding including participating securities during the period. Diluted net income per share attributable to common stockholders reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock including stock options, restricted stock units and warrants using the treasury stock method.
Recent accounting pronouncements
Accounting pronouncements adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements. During the three months ended March 31, 2025, the Company entered into a joint venture, but no material activity has occurred to date.

Accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for emerging growth companies for annual periods beginning after December 15, 2025. This accounting standard is effective in the first quarter of the Company's fiscal year ending December 31, 2026. The Company is currently evaluating the impact on the disclosures of the Company's condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, ASU 2024-03 requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact on the disclosures of the Company's condensed consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $5.9 million for the three months ended March 31, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $11.1 million as of March 31, 2025, (3) reported cash and cash equivalents of $1.8 million as of March 31, 2025, (4) has borrowed $3.7 million as of March 31, 2025 and the date of this report, under the Credit Agreement (as defined below) which matures in July 2025 and (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements and is currently subject to a delisting letter and a hearings and appeal process. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations and cash generated from its sales under the Company's Equity Reserve Facility with New Circle Principal Investments LLC and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that was executed on July 1, 2024 with continuing cost savings impacts through March 31, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024 and December 27, 2024 (see Note 3 — Long-Term Debt) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirement by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

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
Note 3 — Long-Term Debt
At March 31, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
2021 Credit Facility (1)	$37,362	$37,362
Credit Agreement	3,700	3,700
Economic Injury Disaster Loan	150	150
Total long-term debt	41,212	41,212
Less: deferred financing cost (1)	(3,718)	(4,238)
Less: debt discount (2)	(494)	(1,671)
Total long-term debt, net of deferred financing cost and debt discount	37,000	35,303
Less: current portion	(4,122)	(3,700)
Total long-term debt, net of current portion, deferred financing cost and debt discount	$32,878	$31,603
(1) As of March 31, 2025 and December 31, 2024, amount includes an exit fee of $3.0 million, which is non-interest bearing and due at maturity or prepayment.
(2) As of March 31, 2025 and December 31, 2024, amount includes $0.5 million and $1.7 million, respectively, for the interest reserve, pursuant to the LS Amendment, as defined below, net of amounts amortized for interest.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense – 2021 Credit Facility (1)	$1,131	$974
Interest expense – Credit Agreement	70	136
Interest expense – other	4	1
Amortization of deferred financing cost and debt discount	641	186
Total interest expense and amortization of deferred financing cost and debt discount	$1,846	$1,297
(1) For the three months ended March 31, 2025, the interest expense related to the 2021 Credit Facility was applied against the interest reserve, as described below, and included in amortization of deferred financing cost and debt discount in the condensed consolidated statement of cash flows.

Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC ("Lafayette Square") as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the "Term Loan") and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility are calculated using Term Secured Overnight Financing Rate with a credit spread adjustment of 0.10% per annum for interest periods of one month and 0.15% per annum for interest periods of three months ("Term SOFR"). The loans under the 2021 Credit Facility bear interest at Term SOFR plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment as defined below, the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. After giving effect to the Fifth Amendment, the applicable margin under the 2021 Credit Facility is based on the consolidated total leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total leverage ratio is less than or equal to 1.00 to 1.00 with gradual increases as the ratio increases up to 10.00% per annum if the consolidated total leverage ratio is greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
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
The 2021 Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. Prior to entering into the Fifth Amendment (as defined below), the Company was required to maintain varying threshold levels by quarter for the net leverage ratio and the fixed charge coverage ratio.
On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment to the Term Loan and Security Agreement (the “Fifth Amendment”) which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods and (5) replaced the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquidity, maximum consolidated total leverage ratio and minimum fixed charge coverage ratio. The Fifth Amendment was accounted for as a modification. In connection with the Fifth Amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “LS Amendment”) to the 2021 Credit Facility. Under the terms of the LS Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as described below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The LS Amendment also (1) implemented a minimum unrestricted cash requirement of $750,000 at all times and removed the minimum consolidated EBITDA and minimum liquidity financial covenants, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Additionally, the Company is required to provide to Lafayette Square a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. Lastly, a $3.0 million exit fee, which was fully earned upon execution of the LS Amendment and is payable directly to Lafayette Square at maturity or prepayment, was added to the term loan balance. The Company was in compliance with all the financial covenants under the 2021 Credit Facility, as amended, as of March 31, 2025. The LS Amendment was accounted for as a modification. In connection with the amendment, the $3.0 million exit fee was capitalized and is being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.

At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.0 million exit fee due at maturity or prepayment, as defined under the LS Amendment. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. Additional deferred financing costs of less than $0.1 million and $0 were incurred during the three months ended March 31, 2025 and 2024, respectively. Unamortized deferred financing costs as of March 31, 2025 and December 31, 2024 were $3.7 million and $4.2 million, respectively. Unamortized debt discount related to the interest reserve added under the LS Amendment as of March 31, 2025 and December 31, 2024 was $0.5 million and $1.7 million, respectively. Accrued and unpaid interest was less than $0.1 million as of March 31, 2025 and December 31, 2024.

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

On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third Amendment”) which, among other things, (1) provided that the Company make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) required the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) required the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) required the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) required the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025 in an amount of $1.0 million, and (6) replaced the financial covenants under the Credit Agreement, effective as of June 30, 2024, with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquid assets, maximum total funded debt to EBITDA leverage ratio, minimum fixed charge coverage ratio and revolving credit availability. The Third Amendment was accounted for as a modification. In connection with the Third Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “EWB Amendment”) to Credit Agreement. Under the terms of the EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the LS Amendment (as defined above) and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $750,000 at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. Additionally, the Company is required to provide to EWB a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. The Company was in compliance with all the financial covenants under the Credit Agreement, as amended, as of March 31, 2025. The EWB Amendment was accounted for as a modification. In connection with the EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

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
The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. Additional deferred financing costs of less than $0.1 million and $0 were incurred during the three months ended March 31, 2025 and 2024, respectively.
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
Overall
As of March 31, 2025, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2025	$3,700
2026	37,366
2027	3
2028	3
2029	4
Thereafter	136
Total	41,212
Less current portion	(4,122)
Less deferred financing cost	(3,718)
Less debt discount	(494)
Long-term debt, net of current portion, deferred financing cost and debt discount	$32,878

Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. In March 2025, DDM tendered 70,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of March 31, 2025, DDM held 10,798,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
In connection with the Company’s initial public offering of units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 warrants in November 2023. At March 31, 2025, 70,000 Units and 10,500 were outstanding.

The warrants had a fair value of $0 that was calculated using the Black-Scholes option-pricing model and were equity classified. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.94% based on the applicable U.S. Treasury bill rate, (2) expected life of 5 years, (3) expected volatility of approximately 66% based on the trading history of similar companies, and (4) zero expected dividends. There were no warrants outstanding as of March 31, 2025 and December 31, 2024.

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

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 62,762 shares of the Company’s Class A Common Stock to New Circle. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company sold 1,539,351 shares of the Company's Class A Common Stock for $2.0 million. Subsequently and through the date of this report, the Company sold an additional 1,020,000 shares of the Company's Class A Common Stock for $0.5 million. During the three months ended March 31, 2025, the Company incurred incremental issuance costs, which were expensed in the condensed consolidated statements of operations, given the nature of the Equity Reserve Facility.

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
Noncontrolling Interest
Direct Digital Holdings, Inc. is the sole managing member of DDH LLC, and consolidates the financial results of DDH LLC but does not own all the economic interests in DDH LLC. Therefore, Direct Digital Holdings, Inc. reports a noncontrolling interest ("NCI") based on the common units of DDH LLC held by DDM. While Direct Digital Holdings, Inc. retains its controlling interest in DDH LLC, changes in its ownership interest in DDH LLC are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by DDM will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest and increase or decrease additional paid-in capital when DDH LLC has positive or negative net assets, respectively.
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 3,500,000 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. Information on activity for both the stock options and RSUs is detailed below.
During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.5 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, tax and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the three months ended March 31, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	335,883	$2.49	7.78	$—
Granted	277,575	$1.38	9.82	$—
Exercised	—	$—	—	$—
Forfeited and expired	(2,834)	$1.55	—	$—
Outstanding at March 31, 2025	610,624	$1.99	8.56	$—
Vested and exercisable at March 31, 2025	212,102	$2.50	7.51	$—
As of March 31, 2025, unrecognized stock-based compensation of $0.4 million was related to 398,522 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 0.73 years.

Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the three months ended March 31, 2025 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2024	258,744	$2.80
Granted	457,575	$1.31
Vested	(45,780)	$3.92
Forfeited	(2,618)	$1.48
Unvested- March 31, 2025	667,921	$1.71
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 13,978 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of March 31, 2025, there was unrecognized stock-based compensation of $0.8 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 0.69 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. During the three months ended March 31, 2025, members of DDM exchanged 70,000 Class B shares into Class A shares.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million as of March 31, 2025 and December 31, 2024. The Company has recorded a deferred tax asset of $0 as of March 31, 2025 and December 31, 2024 which is net of a valuation allowance. Payments of $0 were made during the three months ended March 31, 2025 and 2024. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the condensed consolidated statement of operations as a component of income before taxes. For the three months ended March 31, 2025 and 2024, no amounts were recorded as income in other income (expense) for such change.
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

Income Taxes
Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax based on the ownership. The components of income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Income tax benefit	$—	$(200)
Effective income tax rate	—%	5.0%
The effective tax rates were lower than the statutory tax rates for the three months ended March 31, 2024 primarily due to the Company’s partnership loss that is not subject to federal and state taxes. The effective tax rates were different from the statutory rates for the three months ended March 31, 2025 primarily due to the Company’s partnership loss that is not subject to federal and state taxes and recording a valuation allowance against deferred taxes.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2023 and 2022 remain open as of March 31, 2025. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
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
The aggregate balance of tax receivable liabilities as of March 31, 2025 and December 31, 2024, is as follows (in thousands):

	March 31, 2025	December 31, 2024
Liability related to tax receivable agreement
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41

Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sell-side advertising	$2,028	$16,500
Buy-side advertising	6,129	5,775
Total revenues	$8,157	$22,275
Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sell-side advertising	$(992)	$962
Buy-side advertising	821	293
Corporate office expenses	(3,753)	(4,062)
Total operating loss	(3,924)	(2,807)
Corporate other expense	(2,016)	(1,212)
Loss before income taxes	$(5,940)	$(4,019)
Total assets by business segment are as follows (in thousands):

	March 31, 2025	December 31, 2024
Sell-side advertising	$3,473	$3,755
Buy-side advertising	18,849	18,664
Corporate office	1,495	3,587
Total assets	$23,817	$26,006
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss allocated to Class A shareholders	$(2,355)	$(775)

Weighted average common shares outstanding - basic	6,710	3,509
Class B Common Stock	—	—
Options to purchase common stock	—	—
Unvested restricted stock units	—	—
Weighted average common shares outstanding - diluted	6,710	3,509
Net loss per common share, basic	$(0.35)	$(0.22)
Net loss per common share, diluted	$(0.35)	$(0.22)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Class B Common Stock	10,864	10,868
Options to purchase common stock	477	367
Restricted stock units	560	535
Total excludable from net loss per share attributable to common stockholders - diluted	11,901	11,770
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety, and the Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
Operating Leases
During the three months ended March 31, 2025 and 2024, the Company incurred fixed rent expense associated with operating leases for real estate of $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three months ended March 31, 2025 and 2024, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$65	$37
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$52	$—

The weighted-average remaining lease term and discount rate for the Company’s operating leases is 4.3 years and 8.2%, respectively, as of March 31, 2025. The weighted-average remaining lease term and discount rate for the Company's operating leases is 5.3 years and 8.3%, respectively, as of March 31, 2024.
The future payments due under operating leases as of March 31, 2025 are as follows (in thousands):

2025	$203
2026	278
2027	282
2028	180
2029	185
Thereafter	31
Total undiscounted lease payments	1,159
Less effects of discounting	(181)
Less current lease liability	(202)
Total operating lease liability, net of current portion	$776
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	March 31, 2025	December 31, 2024
Furniture and fixtures	5	$138	$138
Computer equipment	3	20	20
Leasehold improvements	15	58	43
Capitalized software	3	702	702
Property, equipment and software, gross		918	903
Less: accumulated depreciation and amortization		(630)	(562)
Total property, equipment and software, net		$288	$341
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$42	$42
General and administrative	26	29
Total depreciation and amortization	$68	$71
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the three months ended March 31, 2025 and 2024, amortization expense of $0.5 million was recognized. As of March 31, 2025 and December 31, 2024, intangible assets net of accumulated amortization was $9.2 million and $9.7 million, respectively.

As of March 31, 2025, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	March 31, 2025
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.5	$13,028	$(5,863)	$7,165
Trademarks and tradenames	5.5	3,501	(1,575)	1,926
Non-compete agreements	0.5	1,505	(1,354)	151
Total intangible assets, net		$18,034	$(8,792)	$9,242

	December 31, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.8	$13,028	$(5,537)	$7,491
Trademarks and tradenames	5.8	3,501	(1,488)	2,013
Non-compete agreements	0.8	1,505	(1,279)	226
Total intangible assets, net		$18,034	$(8,304)	$9,730

Total
2025	$1,390
2026	1,653
2027	1,653
2028	1,653
2029	1,653
Thereafter	1,240
Total future amortization expense	$9,242

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q (including in Item 1A herein). See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q (including in Item 1A herein).
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
•challenges related to our buy-side clients that are destination marketing organizations (“DMOs”) and that operate as public/private partnerships;
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
Overview
Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for DDH LLC the business formed by the Company's founders in 2018 through acquisitions of Colossus Media, LLC ("Colossus Media") and Huddled Masses, LLC (“Huddled Masses™” or “Huddled Masses”). Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. In September 2020, DDH LLC acquired Orange142, LLC ("Orange 142") to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, the Company completed an initial public offering of its securities and, together with DDH LLC, effected the Organizational Transactions whereby Direct Digital Holdings, Inc. became the sole managing member of DDH LLC, the holder of 100% of the voting interest of DDH LLC and the holder of 19.7% of the economic interests of DDH LLC, commonly referred to as an “Up-C” structure. See Note 6 — Related Party Transactions to our condensed consolidated financial statements. In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of March 31, 2025, DDH owns 39.6% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on

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
Our buy-side advertising business, now operating as Orange 142, provides technology-enabled advertising solutions and consulting services to clients through multiple leading demand side platforms (“DSPs”), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV ("OTT/CTV"), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Providing both the front-end, buy-side advertising operations coupled with our proprietary sell-side operations enables us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenues and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. We operate as two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. All our revenues are attributable to the United States.
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

Following the Staff’s review of the Company’s compliance plan (the “Plan”), on February 4, 2025, the Staff notified the Company that it had granted the Company an extension (the “Extension”) through March 31, 2025, and later extended to April 16, 2025, to complete the Plan and evidence compliance with the Stockholders’ Equity Requirement. As of April 16, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on April 17, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its capital raising initiative and demonstrate compliance with the Stockholders’ Equity Requirement, and therefore that trading of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”) would be suspended at the opening of business on April 28, 2025 and subsequently delisted.

The Company has filed an appeal and request a Hearing before a Nasdaq Hearings Panel (the “Panel”) which Hearing request was granted and set for late May 2025. At the hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurance that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period.

During the appeal process, there is a stay on Nasdaq's delisting and the Company’s Class A Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “DRCT.” If the Company is not able to regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq. See “Risk Factors” in Item 1A herein.

Equity Reserve Facility.

On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement and the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A Common Stock. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company sold 1,539,351 shares of the Company's Class A Common Stock for $2.0 million. Subsequently and through the date of this report, the Company sold an additional 1,020,000 shares of the Company's Class A Common Stock for $0.5 million.

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
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 160,000 advertisers per month in the three months ended March 31, 2025, an increase of 19,000 over the 141,000 advertisers per month in the three months ended March 31, 2024. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Enhancing ad inventory quality
In the advertising industry, inventory quality is assessed in terms of invalid traffic (“IVT”) which can be impacted by fraud such as “fake eyeballs” generated by automated technologies set up to artificially inflate impression counts. Through our platform design and proactive IVT mitigation efforts, including our accredited verification process, we address IVT on a number of fronts, including sophisticated technology, which detects and avoids IVT on the front end and back end, direct publisher and inventory relationships for supply path optimization and ongoing campaign and inventory performance reviews to ensure inventory quality and brand protection controls are in place.
Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to a variety of impressions. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and digital out of home (“DOOH"). In the three months ended March 31, 2025, we processed approximately 188 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 61 billion, or 33%,of those impressions from growing multicultural-focused audiences. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

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
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of over 220 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 81% client retention amongst the clients that represent approximately 80% of our revenue during the three months ended March 31, 2025. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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

Our revenue recognition policies are discussed in more detail under “—Critical Accounting Estimates and Related Policies” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Operating expenses
Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance and amortization expense related to our intangible assets); and other expense (including transactions that are unusual in nature or which are occurring infrequently).

Other income (expense)
Other income. Other income includes income associated with recovery of receivables and other miscellaneous credit card rebates.
Interest expense. Interest expense is mainly related to our debt as further described below in “—Liquidity and Capital Resources.”

Expenses for Equity Reserve Facility. Expenses are is mainly related to our Equity Reserve Facility as further described below in “—Liquidity and Capital Resources.”

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenues
Sell-side advertising	$2,028	$16,500	$(14,472)	(88)%
Buy-side advertising	6,129	5,775	354	6%
Total revenues	8,157	22,275	(14,118)	(63)%

Cost of revenues
Sell-side advertising	2,638	14,807	(12,169)	(82)%
Buy-side advertising	3,126	2,470	656	27%
Total cost of revenues	5,764	17,277	(11,513)	(67)%

Gross profit	2,393	4,998	(2,605)	(52)%

Operating expenses	6,317	7,805	(1,488)	(19)%
Loss from operations	(3,924)	(2,807)	(1,117)	40%
Other expense, net	(2,016)	(1,212)	(804)	66%
Loss before income taxes	(5,940)	(4,019)	(1,921)	48%
Income tax benefit	—	(200)	200	(100)%
Net loss	$(5,940)	$(3,819)	$(2,121)	56%
Adjusted EBITDA (1)	$(3,024)	$(1,659)	$(1,365)	82%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $8.2 million for the three months ended March 31, 2025 decreased by $14.1 million, or 63%, from $22.3 million for the three months ended March 31, 2024. Sell-side advertising revenue decreased $14.5 million, or 88% while buy-side revenue increased $0.4 million, or 6%, compared to the prior year period. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory. Management attributes the cause of this decrease to unexpected business disruption amongst our partners, advertisers and clients caused by multiple short attacks and a market-discredited blog post against our supply-side platform, Colossus SSP, in mid May 2024. Sell-side volumes have resumed but not yet at the levels experienced prior to the post in May 2024, which negatively affected revenue in the first quarter of 2025. The Company sold approximately 188 million average monthly impressions in the first quarter of 2025, a decrease of 90% from the prior period. The increase in buy-side revenue of $0.4 million was due to growth from new and existing customers of $2.6 million, including $1.2 million from customers in new verticals, partially offset by a $2.2 million decrease in spending from customers, including a $1.0 million decrease from customers no longer actively purchasing from the Company.

Cost of revenues
Cost of revenues of $5.8 million for the three months ended March 31, 2025 decreased by $11.5 million, or 67% from $17.3 million for the three months ended March 31, 2024. Sell-side advertising cost of revenues decreased $12.2 million, to $2.6 million, or 130% of sell-side revenue for the three months ended March 31, 2025, compared to $14.8 million, or 90% of revenue of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 40% increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the three months ended March 31, 2025 of $0.9 million decreased by $0.3 million, or 25%, from fixed cost of sell-side revenues of $1.2 million for the same period in 2024. Buy-side advertising cost of revenues increased $0.7 million, to $3.1 million, or 51% of buy-side revenue for the three months ended March 31, 2025, compared to $2.5 million, or 43% of buy-side revenue, for the same period in 2024.

Gross profit
Gross profit was $2.4 million, or 29% of revenue, for the three months ended March 31, 2025, compared to $5.0 million, or 22% of revenue, for the same period in 2024, reflecting a decrease of $2.6 million, or 52%. The change in gross profit margin percentage for the three months ended March 31, 2025 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the lower sell-side fixed costs related to server capacity, analytic, development and technology-related costs.

Sell-side advertising gross profit decreased $2.3 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin percentage was (30)% and 10% for the three months ended March 31, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $0.3 million for the three months ended March 31, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin percentage was 49% and 57% for the three months ended March 31, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provides.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Compensation, tax and benefits	$3,664	$4,524	$(860)	(19)%
General and administrative	2,653	3,281	(628)	(19)%
Total operating expenses	$6,317	$7,805	$(1,488)	(19)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.7 million, decreased by $0.9 million, or 19%, for the three months ended March 31, 2025 from $4.5 million for the same period in 2024 primarily due to lower payroll costs resulting from a staff reduction made effective July 1, 2024 when we began to execute an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which has lowered certain ongoing expenses that positively affected the current period.

General and administrative expense
General and administrative (“G&A”) expenses of $2.7 million for the three months ended March 31, 2025 decreased by $0.6 million for the same period in 2024. G&A expenses as a percentage of revenue was 33% and 15% for the three months ended March 31, 2025 and 2024, respectively. The decrease in G&A expenses was primarily due to lower professional fees and sales and marketing expenses.

We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which have lowered certain ongoing expenses, especially as the Company ceased incurring additional one-time expenses to regain compliance with respect to delinquent SEC filings, which were filed in the fourth quarter of 2024.

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Interest expense	$(1,846)	$(1,297)	$(549)	42%
Expenses for Equity Reserve Facility	(198)	—	$(198)	nm
Other income	28	85	(57)	(67)%
Total other expense, net	$(2,016)	$(1,212)	$(804)	66%
nm – not meaningful
Total other expense, net for the three months ended March 31, 2025 and 2024 primarily consists of $1.8 million and $1.3 million, respectively, of interest expense. Interest expense increased by $0.5 million compared to the prior period primarily due to the debt discount amortization partially offset by lower interest rates.

Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes related to this customer have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $5.9 million for the three months ended March 31, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $11.1 million as of March 31, 2025, (3) reported cash and cash equivalents of $1.8 million as of March 31, 2025, (4) has borrowed $3.7 million as of March 31, 2025 and the date of this report, under the Credit Agreement (as amended, the “Credit Agreement”), dated July 7, 2023, with East West Bank (“EWB”), as lender, which matures in July 2025, (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirement and is currently subject to a delisting letter and a hearings and appeal process. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations and cash generated from its sales under the Company's Equity Reserve Facility and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024 with continuing cost saving impacts through March 31, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024 and December 27, 2024 (see Note 3 — Long-Term Debt to our condensed consolidated financial statements) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation to our condensed consolidated financial statements), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirements by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents, and working capital deficit on March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,789	$1,445
Working capital deficit	$(6,597)	$(4,815)

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

Equity Reserve Facility

The terms and conditions of the Equity Reserve Facility are further described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation in the notes to the condensed consolidated financial statements.

Historical Cash Flows:
The following table sets forth our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,708)	$(5,704)
Net cash used in investing activities	(15)	—
Net cash provided by financing activities	3,067	3,922
Net increase (decrease) in cash and cash equivalents	$344	$(1,782)
Our cash and cash equivalents at March 31, 2025 were held for working capital and general corporate purposes. The increase in cash and cash equivalents compared with December 31, 2024, primarily resulted from $3.1 million in cash flows provided by financing activities partially offset by $2.7 million in cash flows used in operating activities.
Operating Activities
For the Three Months Ended March 31, 2025 and 2024
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the three months ended March 31, 2025, net cash flows used in operating activities were $2.7 million and consisted of net loss of $5.9 million, offset by $2.9 million in adjustments for non-cash and non-operating items and $0.3 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $2.4 million, stock-based compensation expense of $0.3 million and expenses for the equity reserve facility of $0.2 million. The $0.3 million increase in cash resulting from changes in working capital primarily consisted of a $0.6 million decrease in accounts receivable and a $0.3 million increase in accrued expenses such as payroll and payroll related expenses, partially offset by a $0.6 million decrease in accounts payable. The decrease in accounts payable and accounts receivable is mainly due to the continued impact from the May 2024 temporary disconnection by a significant customer as a result of a customer investigating a defamatory article / blog post against the Company.

For the three months ended March 31, 2024, net cash flows used in operating activities were $5.7 million and consisted of net loss of $3.8 million, offset by $1.1 million in adjustments for non-cash and non-operating items and $3.0 million of cash outflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $0.8 million, stock-based compensation expense of $0.5 million and partially offset by deferred tax benefit of $0.2 million. The $3.0 million decrease in cash resulting from changes in working capital primarily consisted of a $18.1 million decrease in accounts payable and a $0.7 million decrease in accrued expenses partially offset by a $15.8 million decrease in accounts receivable. The decrease in accounts payable and accounts receivable is mainly due to the typical seasonal decrease in revenue in the first quarter compared to the fourth quarter.

Investing Activities
For the Three Months Ended March 31, 2025 and 2024
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the three months ended March 31, 2025 and 2024, net cash flows used in investing activities of less than $0.1 million were primarily related to office furniture and leasehold improvements.
Financing Activities
For the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, net cash provided by financing activities was $3.1 million mainly resulting from $3.3 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility partially offset by $0.2 million for payments on deferred financing costs.

For the three months ended March 31, 2024, net cash provided by financing activities was $3.9 million mainly resulting from $4.0 million of proceeds from line of credit.

Contractual Obligations and Future Cash Requirements

As of March 31, 2025, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $3.7 million in 2025, $37.4 million in 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new credit facility. The leases will require minimum payments of $0.2 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029, and less than $0.1 million thereafter. As of March 31, 2025, we had cash and cash equivalents of $1.8 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for expenses for the Equity Reserve Facility and stock-based compensation (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,940)	$(3,819)
Add back (deduct):
Interest expense	1,846	1,297
Amortization of intangible assets	488	488
Stock-based compensation	316	504
Depreciation and amortization of property, equipment and software	68	71
Expenses for Equity Reserve Facility	198	—
Income tax benefit	—	(200)
Adjusted EBITDA	$(3,024)	$(1,659)

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, and certain one-time items such as acquisition transaction costs and costs for the Equity Reserve Line that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

There have been no material changes to our critical accounting estimates and related policies as compared to the critical accounting estimates and related policies described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies to our condensed consolidated financial statements for accounting pronouncements recently adopted and accounting pronouncements not yet adopted.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” we are not required to provide the information required by this Part I, Item 3.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2025 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weaknesses described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2025.
Material Weaknesses
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023 and 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of March 31, 2025.
Management’s Plan to Remediate the Previously Reported Material Weaknesses
Management has implemented remediation steps to address the material weaknesses and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The Company believes significant progress was made in 2024 to enhance and strengthen its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters. However, these internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of March 31, 2025. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of March 31, 2025. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety, and the Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.

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

Following the Staff’s review of the Company’s compliance plan (the “Plan”), on February 4, 2025, the Staff notified the Company that it had granted the Company an extension (the “Extension”) through March 31, 2025, and later extended to April 16, 2025, to complete the Plan and evidence compliance with the Stockholders’ Equity Requirement. As of April 16, 2025, the Company had not gained compliance with the Stockholders’ Equity Requirement. Accordingly, on April 17, 2025, the Company received a Staff determination letter from the Staff stating that the Company did not meet the terms of the extension because it did not complete its capital raising initiative and demonstrate compliance with the Stockholders’ Equity Requirement, and therefore that trading of the Company’s Class A Common Stock would be suspended at the opening of business on April 28, 2025 and subsequently delisted.

The Company has filed an appeal and request a Hearing before a Nasdaq Hearings Panel (the “Panel”) which Hearing request was granted and set for late May 2025. At the hearing, the Company will present its plan for regaining and sustaining compliance with the Stockholders’ Equity Requirement for continued listing. However, there can be no assurance that the Hearings Panel will grant the Company an extension of time to regain compliance, or that the Company will be able to regain compliance during any extension period.

During the appeal process, there is a stay on Nasdaq's delisting and the Company’s Class A Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “DRCT.” If the Company is not able to regain compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq.

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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 7, 2025	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)