Form 10-Q
period 2025-06-30
Direct Digital Holdings, Inc.
filed 2025-08-06
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, there were 12,069,388 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 10,448,000 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,593	$1,445
Accounts receivable, net of provision for credit losses of $934 and $978, respectively	3,891	4,973
Prepaid expenses and other current assets	1,243	2,117
Total current assets	6,727	8,535

Property, equipment and software, net	234	341
Goodwill	6,520	6,520
Intangible assets, net	8,753	9,730
Operating lease right-of-use assets	794	832
Other long-term assets	298	48
Total assets	$23,326	$26,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$6,457	$7,657
Accrued liabilities	1,816	1,257
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	4,542	3,700
Deferred revenues	570	507
Operating lease liabilities, current portion	208	188
Income taxes payable	41	—
Total current liabilities	13,675	13,350

Long-term debt, net of current portion, deferred financing cost and debt discount	33,510	31,603
Operating lease liabilities, net of current portion	722	783
Total liabilities	47,907	45,736

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 12,069,388 and 5,450,554 shares issued and outstanding, respectively	12	6
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 10,448,000 and 10,868,000 shares issued and outstanding, respectively	11	11
Additional paid-in capital	2,775	3,769
Accumulated deficit	(13,378)	(8,774)
Noncontrolling interest	(14,001)	(14,742)
Total stockholders’ deficit	(24,581)	(19,730)
Total liabilities and stockholders’ deficit	$23,326	$26,006
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Sell-side advertising	$2,483	$14,298	$4,511	$30,799
Buy-side advertising	7,661	7,557	13,790	13,331
Total revenues	10,144	21,855	18,301	44,130

Cost of revenues
Sell-side advertising	2,851	13,209	5,489	28,016
Buy-side advertising	3,732	2,715	6,858	5,185
Total cost of revenues	6,583	15,924	12,347	33,201
Gross profit	3,561	5,931	5,954	10,929

Operating expenses
Compensation, taxes and benefits	3,639	4,166	7,303	8,690
General and administrative	2,348	3,830	5,001	7,112
Total operating expenses	5,987	7,996	12,304	15,802
Loss from operations	(2,426)	(2,065)	(6,350)	(4,873)

Other income (expense)
Other income	19	8	47	92
Expenses for Equity Reserve Facility	—	—	(198)	—
Interest expense	(1,789)	(1,358)	(3,635)	(2,655)
Total other expense, net	(1,770)	(1,350)	(3,786)	(2,563)

Loss before income taxes	(4,196)	(3,415)	(10,136)	(7,436)
Income tax benefit	—	(274)	—	(475)
Net loss	(4,196)	(3,141)	(10,136)	(6,961)

Net loss attributable to noncontrolling interest	(1,947)	(2,551)	(5,532)	(5,596)
Net loss attributable to Direct Digital Holdings, Inc.	$(2,249)	$(590)	$(4,604)	$(1,365)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic	$(0.23)	$(0.16)	$(0.55)	$(0.38)
Diluted	$(0.23)	$(0.16)	$(0.55)	$(0.38)

Weighted-average number of shares of common stock outstanding:
Basic	9,937	3,701	8,324	3,604
Diluted	9,937	3,701	8,324	3,604
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Six Months Ended June 30, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2024	5,450,554	$6	10,868,000	$11	$3,769	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	705	—	—	705
Issuance related to vesting of restricted stock units, net of tax withholdings	139,483	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	6,059,351	6	—	—	4,574	—	—	4,580
Conversion of Class B to Class A Common Stock	420,000	—	(420,000)	—	(613)	—	613	—
Net loss	—	—	—	—	—	(4,604)	(5,532)	(10,136)
Noncontrolling interest rebalancing	—	—	—	—	(5,660)	—	5,660	—
Balance, June 30, 2025	12,069,388	$12	10,448,000	$11	$2,775	$(13,378)	$(14,001)	$(24,581)
Three Months Ended June 30, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, March 31, 2025	7,093,480	$7	10,798,000	$11	$3,776	$(11,129)	$(15,980)	$(23,315)
Stock-based compensation	—	—	—	—	389	—	—	389
Issuance related to vesting of restricted stock units, net of tax withholdings	105,908	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Stock	350,000	—	(350,000)	—	(518)	—	518	—
Issuance pursuant to the Equity Reserve Facility	4,520,000	5	—	—	2,536	—	—	2,541
Net loss	—	—	—	—	—	(2,249)	(1,947)	(4,196)
Noncontrolling interest rebalancing	—	—	—	—	(3,408)	—	3,408	—
Balance, June 30, 2025	12,069,388	$12	10,448,000	$11	$2,775	$(13,378)	$(14,001)	$(24,581)
Six Months Ended June 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(5,962)	$(5,419)
Stock-based compensation	—	—	—	—	662	—	—	662
Issuance related to vesting of restricted stock units, net of tax withholdings	192,138	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	8,754	—	—	—	82	—	—	82
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	912	—	—	912
Net loss	—	—	—	—	—	(1,365)	(5,596)	(6,961)
Noncontrolling interest rebalancing	—	—	—	—	(1,493)	—	1,493	—
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(10,065)	$(10,509)
Three Months Ended June 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, March 31, 2024	3,684,278	$4	10,868,000	$11	$3,441	$(3,313)	$(7,671)	$(7,528)
Stock-based compensation	—	—	—	—	158	—	—	158
Issuance related to vesting of restricted stock units, net of tax withholdings	103,752	—	—	—	—	—	—	—
Stock options exercised	416	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	(590)	(2,551)	(3,141)
Noncontrolling interest rebalancing	—	—	—	—	(157)	—	157	—
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(10,065)	$(10,509)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(10,136)	$(6,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount	2,900	372
Amortization of intangible assets	977	977
Reduction in carrying amount of right-of-use assets	90	76
Depreciation and amortization of property, equipment and software	145	137
Stock-based compensation	705	662
Deferred income taxes	—	(475)
Expenses for Equity Reserve Facility	198	—
Provision for credit losses/bad debt expense	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	1,082	17,704
Prepaid expenses and other assets	(842)	(130)
Accounts payable	(1,491)	(21,554)
Accrued liabilities and tax receivable agreement payable	962	(1,226)
Income taxes payable	41	10
Deferred revenues	63	350
Operating lease liability	(92)	(40)
Net cash used in operating activities	(5,398)	(10,111)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(38)	(10)
Net cash used in investing activities	(38)	(10)

Cash Flows Provided by Financing Activities:
Payments on term loan	—	(372)
Proceeds from line of credit	—	6,700
Payments on shares withheld for taxes	—	(551)
Payment of expenses for Equity Reserve Facility	(198)	—
Proceeds from issuance of Class A Common Stock	5,942	—
Payment of deferred financing cost	(46)	—
Payments on financed insurance premiums	(114)	—
Proceeds from options exercised	—	82
Proceeds from warrants exercised	—	215
Net cash provided by financing activities	5,584	6,074

Net increase (decrease) in cash and cash equivalents	148	(4,047)
Cash and cash equivalents, beginning of the period	1,445	5,116
Cash and cash equivalents, end of the period	$1,593	$1,069

Non-cash Financing Activities:
Financed insurance premiums	$291	$—
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

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of June 30, 2025, it owns 53.6% of the economic interest in DDH LLC. See further discussion of the Up-C structure in Note 6 — Related Party Transactions. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

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

Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, and stockholders’ deficit for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024.
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
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets (contract assets) and amortized to revenue over the term of the contract. The Company recorded contract assets in prepaid expenses and other current assets for $0.3 million and $0 and in other long-term assets for $0.3 million and $0 as of June 30, 2025 and December 31, 2024, respectively.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.6 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized during the six months ended June 30, 2025 and 2024 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.4 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of June 30, 2025 and December 31, 2024, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company's sell-side reporting unit was negative as of June 30, 2025. Goodwill of $1.2 million as of June 30, 2025 is allocated to the sell-side reporting unit, which is included in the sell-side reportable segment. The Company determined that there was no impairment of goodwill during the six months ended June 30, 2025 and 2024.

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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the six months ended June 30, 2025 and 2024.
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
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the six months ended June 30, 2025, members of DDM exchanged 420,000 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged or converted during the six months ended June 30, 2024.
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
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the six months ended June 30, 2025 and 2024, the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows, was $0 and less than $0.1 million, respectively.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended June 30, 2025, two customers (one sell-side and one buy-side) accounted for 31% of revenues. For the three months ended June 30, 2024, one customer of the sell-side of the business accounted for 58% of revenues. For the six months ended June 30, 2025, three customers (one sell-side and two buy-side) accounted for 39% of revenues. For the six months ended June 30, 2024, one sell-side customer represented 62% of revenues. As of June 30, 2025, one buy-side customer accounted for 14% of accounts receivable. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable.
As of June 30, 2025 and December 31, 2024, two vendors and one vendor each accounted for at least 10%, and collectively accounted for 34% and 16%, respectively, of accounts payable.
Accrued liabilities
The components of accrued liabilities on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$256	$330
Accrued expenses	1,532	877
Accrued interest	28	50
Total accrued liabilities	$1,816	$1,257
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
Deferred offering, financing, discount and issuance costs

The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt offerings are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt. As of June 30, 2025 and December 31, 2024, $3.2 million and $4.2 million, respectively, of unamortized deferred financing costs are netted against debt in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, $0 and $0.1 million, respectively, of unamortized deferred financing costs are classified as prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company records the differences between the face amount and the proceeds upon issuance of debt as a discount. As of June 30, 2025 and December 31, 2024, $0 and $1.7 million, respectively, of unamortized debt discount related to the interest reserve added under the LS Amendment are netted against debt in the condensed consolidated balance sheets.

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
Recent accounting pronouncements
Accounting pronouncements adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements. During the six months ended June 30, 2025, the Company entered into a joint venture, but no material activity has occurred to date.
Accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact on the disclosures of the Company's condensed consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $10.1 million for the six months ended June 30, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $13.4 million as of June 30, 2025, (3) reported cash and cash equivalents of $1.6 million as of June 30, 2025, (4) has borrowed $3.7 million as of June 30, 2025 under the Credit Agreement (as defined below) which matured in July 2025 and (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements and is currently subject to a delisting letter and a hearings and appeal process. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility with New Circle Principal Investments LLC and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that was executed on July 1, 2024 with continuing cost savings impacts through June 30, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024, December 27, 2024, July 17, 2025 and August 5, 2025 (see Note 3 — Long-Term Debt) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirement by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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

Note 3 — Long-Term Debt
At June 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
2021 Credit Facility (1)	$37,362	$37,362
Credit Agreement	3,700	3,700
Economic Injury Disaster Loan	150	150
Total long-term debt	41,212	41,212
Less: deferred financing cost (1)	(3,160)	(4,238)
Less: debt discount (2)	—	(1,671)
Total long-term debt, net of deferred financing cost and debt discount	38,052	35,303
Less: current portion	(4,542)	(3,700)
Total long-term debt, net of current portion, deferred financing cost and debt discount	$33,510	$31,603
(1) As of June 30, 2025 and December 31, 2024, amount includes an exit fee of $3.0 million, which is non-interest bearing and due at maturity or prepayment.
(2) As of June 30, 2025 and December 31, 2024, amount includes $0 and $1.7 million, respectively, for the interest reserve, pursuant to the LS Amendment, as defined below, net of amounts amortized for interest.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense – 2021 Credit Facility (1)	$1,125	$981	$2,256	$1,955
Interest expense – Credit Agreement	71	189	141	324
Interest expense – other	5	2	9	4
Amortization of deferred financing cost and debt discount	588	186	1,229	372
Total interest expense and amortization of deferred financing cost and debt discount	$1,789	$1,358	$3,635	$2,655
(1) For the three and six months ended June 30, 2025, a portion of the interest expense related to the 2021 Credit Facility was applied against the interest reserve, as described below, and included in amortization of deferred financing cost and debt discount in the condensed consolidated statement of cash flows.

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
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “LS Amendment”) to the 2021 Credit Facility. Under the terms of the LS Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as described below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The LS Amendment also (1) implemented a minimum unrestricted cash requirement of $750,000 at all times and removed the minimum consolidated EBITDA and minimum liquidity financial covenants, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Additionally, the Company is required to provide to Lafayette Square a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. Lastly, a $3.0 million exit fee, which was fully earned upon execution of the LS Amendment and is payable directly to Lafayette Square at maturity or prepayment, was added to the term loan balance. The Company was in compliance with all the financial covenants under the 2021 Credit Facility, as amended, as of June 30, 2025. The LS Amendment was accounted for as a modification. In connection with the amendment, the $3.0 million exit fee was capitalized and is being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.

At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.0 million exit fee due at maturity or prepayment, as defined under the LS Amendment. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. Additional deferred financing costs of less than $0.1 million and $0 were incurred during the six months ended June 30, 2025 and 2024, respectively. Unamortized deferred financing costs as of June 30, 2025 and December 31, 2024 were $3.2 million and $4.2 million, respectively.

Unamortized debt discount related to the interest reserve added under the LS Amendment as of June 30, 2025 and December 31, 2024 was $0 and $1.7 million, respectively. Accrued and unpaid interest was less than $0.1 million as of June 30, 2025 and December 31, 2024.

2023 Revolving Line of Credit - East West Bank
On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10.0 million, subject to a borrowing base determined based on eligible accounts, and an up to $5.0 million uncommitted incremental revolving facility. Loans under the Credit Agreement originally matured on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement.
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

On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “EWB Amendment”) to Credit Agreement. Under the terms of the EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the LS Amendment (as defined above) and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $750,000 at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. Additionally, the Company is required to provide to EWB a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. The Company was in compliance with all the financial covenants under the Credit Agreement, as amended, as of June 30, 2025. The EWB Amendment was accounted for as a modification. In connection with the EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

On July 17, 2025, the Company entered into the Fifth Amendment (the “Fifth EWB Amendment”) to the Credit Agreement, dated as of July 17, 2025 but effective as of July 7, 2025 which extended the maturity date of the Credit Agreement from July 7, 2025 to July 31, 2025 and extended the repayment date of any outstanding loans and advances, including any principal, interest or fees with respect thereto, from July 7, 2025 to July 31, 2025. In connection with the extension of the maturity date, the Company agreed to pay a $50,000 extension fee and agreed to pay additional interest on any loans at the existing loan rate plus 5% per annum between July 7, 2025 and the revised maturity date.

On August 5, 2025, the Company entered into that certain Sixth Amendment (the “Sixth EWB Amendment”) to the Credit Agreement, dated as of August 5, 2025 but effective as of July 31, 2025 which extended the maturity date of the Credit Agreement from July 31, 2025 to August 31, 2025 (the "revised maturity date") and extended the repayment date of any outstanding loans and advances, including any principal, interest or fees with respect thereto, from July 31, 2025 to August 31, 2025. In connection with the extension of the maturity date, the Company agreed to make a principal payment in an amount equal to $200,000 to reduce the outstanding loan balance by August 15, 2025.

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

The Credit Agreement also includes customary events of default, including, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, defaults under any of the loan documents, certain cross-defaults to other indebtedness, certain bankruptcy and insolvency events, invalidity of guarantees or grant of security interest, certain ERISA-related transactions and events, certain orders of forfeiture, change of control, certain undischarged attachments, sequestrations, or similar proceedings, and certain undischarged or non-stayed judgments, in certain cases subject to certain thresholds and grace periods. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement of the Company or other borrowers. Additional deferred financing costs of less than $0.1 million and $0 were incurred during the six months ended June 30, 2025 and 2024, respectively.
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

Overall
As of June 30, 2025, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2025	$3,700
2026	37,366
2027	3
2028	3
2029	4
Thereafter	136
Total	41,212
Less current portion	(4,542)
Less deferred financing cost	(3,160)
Less debt discount	—
Long-term debt, net of current portion, deferred financing cost and debt discount	$33,510
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity – Initial Public Offering
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. During the six months ended June 30, 2025, members of DDM tendered 420,000 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of June 30, 2025, DDM held 10,448,000 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.
In connection with the Company’s initial public offering of units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one public warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) underwriter warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 underwriter warrants in November 2023. At June 30, 2025 and December 31, 2024, 70,000 Units and 10,500 underwriter warrants were outstanding while there were no public warrants outstanding as of June 30, 2025 and December 31, 2024.

The underwriter warrants had a fair value of $0 that was calculated using the Black-Scholes option-pricing model and were equity classified. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.94% based on the applicable U.S. Treasury bill rate, (2) expected life of 5 years, (3) expected volatility of approximately 66% based on the trading history of similar companies, and (4) zero expected dividends.

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

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 62,762 shares of the Company’s Class A Common Stock to New Circle. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company sold 6,059,351 shares of the Company's Class A Common Stock for $4.6 million. During the six months ended June 30, 2025, the Company incurred incremental issuance costs, which were expensed in the condensed consolidated statements of operations, given the nature of the Equity Reserve Facility.
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
During the six months ended June 30, 2025 and 2024, the Company recognized $0.7 million and $0.7 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, taxes and benefits.

Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over a period of three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the six months ended June 30, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	335,883	$2.49	7.78	$—
Granted	601,400	$0.98	9.37	$—
Exercised	—	$—	—	$—
Forfeited and expired	(26,765)	$1.16	—	$—
Outstanding at June 30, 2025	910,518	$1.53	8.77	$—
Vested and exercisable at June 30, 2025	280,014	$2.29	7.12	$—
As of June 30, 2025, unrecognized stock-based compensation of $0.5 million was related to 630,504 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 1.16 years.
Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over a period of three years. A summary of RSU activity during the six months ended June 30, 2025 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2024	258,744	$2.80
Granted	886,400	$0.97
Vested	(171,231)	$2.38
Forfeited	(46,549)	$2.60
Unvested - June 30, 2025	927,364	$1.20
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 50,303 (including 21,512 sold as of June 30, 2025) and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of June 30, 2025, there was unrecognized stock-based compensation of $0.8 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.00 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. During the six months ended June 30, 2025, members of DDM exchanged 420,000 Class B shares into Class A shares.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million as of June 30, 2025 and December 31, 2024. The Company has recorded a deferred tax asset of $0 as of June 30, 2025 and December 31, 2024 which is net of a valuation allowance. Payments of $0 were made during the six months ended June 30, 2025 and 2024. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the condensed consolidated statement of operations as a component of income before taxes. For the six months ended June 30, 2025 and 2024, no amounts were recorded as income in other income (expense) for such change.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax benefit	$—	$(274)	$—	$(475)
Effective income tax rate	—%	8.0%	—%	6.4%
The effective tax rates were lower than the statutory tax rates for the three and six months ended June 30, 2024 primarily due to the Company’s partnership loss that is not subject to federal and state taxes. The effective tax rates were different from the statutory rates for the six months ended June 30, 2025 primarily due to the Company’s partnership loss that is not subject to federal and state taxes and recording a valuation allowance against deferred taxes.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2023 and 2022 remain open as of June 30, 2025. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
On July 4, 2025, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted effectively extending certain provisions of the 2017 Tax Cuts and Jobs Act, including adjusting a number of provisions that were subject to sunsets, phase-outs, or phase-ins. While most of the changes made by OBBBA are effective in future tax years, some of its provisions are effective in the current tax year. We are currently evaluating the impact of OBBBA on our consolidated financial statements.

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
The aggregate balance of tax receivable liabilities as of June 30, 2025 and December 31, 2024, is as follows (in thousands):

	June 30, 2025	December 31, 2024
Liability related to tax receivable agreement
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sell-side advertising	$2,483	$14,298	$4,511	$30,799
Buy-side advertising	7,661	7,557	13,790	13,331
Total revenues	$10,144	$21,855	$18,301	$44,130
Operating loss by business segment reconciled to loss before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sell-side advertising	$(703)	$447	$(1,695)	$1,409
Buy-side advertising	1,885	1,848	2,707	2,141
Corporate office expenses	(3,608)	(4,360)	(7,362)	(8,423)
Total operating loss	(2,426)	(2,065)	(6,350)	(4,873)
Corporate other expense	(1,770)	(1,350)	(3,786)	(2,563)
Loss before income taxes	$(4,196)	$(3,415)	$(10,136)	$(7,436)

Total assets by business segment are as follows (in thousands):

	June 30, 2025	December 31, 2024
Sell-side advertising	$3,389	$3,755
Buy-side advertising	17,271	18,664
Corporate office	2,666	3,587
Total assets	$23,326	$26,006
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Shares of the Company’s Class B Common Stock do not share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss allocated to Class A shareholders	$(2,249)	$(590)	$(4,604)	$(1,365)

Weighted average common shares outstanding - basic	9,937	3,701	8,324	3,604
Class B Common Stock	—	—	—	—
Options to purchase common stock	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares outstanding - diluted	9,937	3,701	8,324	3,604
Net loss per common share, basic	$(0.23)	$(0.16)	$(0.55)	$(0.38)
Net loss per common share, diluted	$(0.23)	$(0.16)	$(0.55)	$(0.38)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class B Common Stock	10,775	10,868	10,820	10,868
Options to purchase common stock	922	360	699	364
Restricted stock units	965	392	761	464
Total excludable from net loss per share attributable to common stockholders - diluted	12,662	11,620	12,280	11,696
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

On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. The Company has filed a motion to dismiss counterclaims which is currently pending. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
Operating Leases
During the six months ended June 30, 2025 and 2024, the Company incurred fixed rent expense associated with operating leases for real estate of $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three and six months ended June 30, 2025 and 2024, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$67	$41	$132	$78
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$—	$200	$52	$200
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 4.1 years and 8.3%, respectively, as of June 30, 2025. The weighted-average remaining lease term and discount rate for the Company's operating leases is 5.0 years and 8.4%, respectively, as of June 30, 2024.
The future payments due under operating leases as of June 30, 2025 are as follows (in thousands):

2025	$136
2026	278
2027	282
2028	180
2029	185
Thereafter	31
Total undiscounted lease payments	1,092
Less effects of discounting	(162)
Less current lease liability	(208)
Total operating lease liability, net of current portion	$722

Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	June 30, 2025	December 31, 2024
Furniture and fixtures	5	$153	$138
Computer equipment	3	20	20
Leasehold improvements	15	66	43
Capitalized software	3	702	702
Property, equipment and software, gross		941	903
Less: accumulated depreciation and amortization		(707)	(562)
Total property, equipment and software, net		$234	$341
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$42	$59	$84	$120
General and administrative	35	9	61	17
Total depreciation and amortization	$77	$68	$145	$137
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the three months ended June 30, 2025 and 2024, amortization expense of $0.5 million and for the six months ended June 30, 2025 and 2024, amortization expense of $1.0 million was recognized. As of June 30, 2025 and December 31, 2024, intangible assets net of accumulated amortization was $8.8 million and $9.7 million, respectively.
As of June 30, 2025, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	June 30, 2025
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.3	$13,028	$(6,189)	$6,839
Trademarks and tradenames	5.3	3,501	(1,663)	1,838
Non-compete agreements	0.3	1,505	(1,429)	76
Total intangible assets, net		$18,034	$(9,281)	$8,753

	December 31, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.8	$13,028	$(5,537)	$7,491
Trademarks and tradenames	5.8	3,501	(1,488)	2,013
Non-compete agreements	0.8	1,505	(1,279)	226
Total intangible assets, net		$18,034	$(8,304)	$9,730

Total
2025	$901
2026	1,653
2027	1,653
2028	1,653
2029	1,653
Thereafter	1,240
Total future amortization expense	$8,753

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
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of June 30, 2025, DDH owns 53.6% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on

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

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenues and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. We operate as two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142. All our revenues are attributable to the United States.
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

Subsequent to the end of an extension period granted by the Staff, the Company received a letter indicating that its common stock would be delisted. The Company then requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The hearing was held on May 29, 2025 and, by decision dated June 9, 2025, the Panel accepted the Company’s proposed plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”), and granted the Company’s request for an extension through October 14, 2025, subject to the Company’s satisfaction of certain interim conditions. If the Company is not able to evidence compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq. Separately, on May 12, 2025, the Company received notice from the Staff that the closing bid price of the Company’s Class A common stock was below $1.00 per share for the prior 30 consecutive business days, and therefore, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule

5550(a)(2). The notice stated that the Company has 180 calendar days from the date of such notice, or until November 10, 2025, to regain compliance with the minimum bid price rule. The Company intends to take all reasonable measures available to regain compliance and remain listed on Nasdaq. However, there can be no assurance that the Company will be able to complete the steps outlined in the Compliance Plan or regain compliance with the minimum bid price rule. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “DRCT.” See “Risk Factors” in Item 1A herein.

Equity Reserve Facility.

On October 18, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement" and the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $20 million (the “Total Commitment”) of the Company’s Class A Common Stock. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company sold 6,059,351 shares of the Company's Class A Common Stock for $4.6 million.

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
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 182,000 advertisers per month in the six months ended June 30, 2025, an increase of 33,000, or 22%, over the 149,000 advertisers per month in the six months ended June 30, 2024. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Monetizing ad impressions for publishers and buyers
We curate advertisers and increase access to publishers with valuable ad impressions. We focus on monetizing digital impressions by coordinating daily real-time auctions and bids. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges and, in some cases, to the demand side platform directly from Colossus SSP. In case of real-

time bidding (“RTB”) media buys, many DSPs would place bids to the impressions being offered by the publisher during the auction. The advertiser that bids a higher amount compared to other advertisers will win the bid. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.
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
Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to a variety of impressions. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and digital out of home (“DOOH"). In the six months ended June 30, 2025, we processed approximately 202 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 79 billion, or 39%, of those impressions from growing multicultural-focused audiences. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

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
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 88% client retention amongst the clients that represent approximately 80% of our revenue during the six months ended June 30, 2025. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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

Expenses for Equity Reserve Facility. Expenses are mainly related to our Equity Reserve Facility as further described below in “—Liquidity and Capital Resources.”

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change		Six Months Ended June 30,				Change
	2025	2024	Amount	%	2025		2024		Amount	%
Revenues
Sell-side advertising	$2,483	$14,298	$(11,815)	(83)%	$4,511	j	$30,799	j	$(26,288)	(85)%
Buy-side advertising	7,661	7,557	104	1%	13,790	j	13,331	j	459	3%
Total revenues	10,144	21,855	(11,711)	(54)%	18,301		44,130		(25,829)	(59)%

Cost of revenues
Sell-side advertising	2,851	13,209	(10,358)	(78)%	5,489	j	28,016	j	(22,527)	(80)%
Buy-side advertising	3,732	2,715	1,017	37%	6,858	j	5,185	j	1,673	32%
Total cost of revenues	6,583	15,924	(9,341)	(59)%	12,347		33,201		(20,854)	(63)%

Gross profit	3,561	5,931	(2,370)	(40)%	5,954		10,929		(4,975)	(46)%

Operating expenses	5,987	7,996	(2,009)	(25)%	12,304	j	15,802	j	(3,498)	(22)%
Loss from operations	(2,426)	(2,065)	(361)	17%	(6,350)		(4,873)		(1,477)	30%
Other expense, net	(1,770)	(1,350)	(420)	31%	(3,786)	j	(2,563)	j	(1,223)	48%
Loss before income taxes	(4,196)	(3,415)	(781)	23%	(10,136)		(7,436)		(2,700)	36%
Income tax benefit	—	(274)	274	(100)%	—	j	(475)	j	475	(100)%
Net loss	$(4,196)	$(3,141)	$(1,055)	34%	$(10,136)		$(6,961)		$(3,175)	46%
Adjusted EBITDA (1)	$(1,452)	$(1,343)	$(109)	8%	$(4,476)	k	$(3,005)	k	$(1,471)	49%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $10.1 million for the three months ended June 30, 2025 decreased by $11.7 million, or 54%, from $21.9 million for the three months ended June 30, 2024. Sell-side advertising revenue decreased $11.8 million, or 83% while buy-side revenue increased $0.1 million, or 1%, compared to the prior year period. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory. Management attributes the cause of this decrease to unexpected business disruption amongst our partners, advertisers and clients caused by multiple short attacks and a market-discredited blog post against our supply-side platform, Colossus SSP, in mid May 2024. Sell-side volumes have resumed but not yet at the levels experienced prior to the post in May 2024, which negatively affected revenue in the first half of 2025. The Company sold approximately 182 million average monthly impressions in the second quarter of 2025, a decrease of 91% from the prior period. The increase in buy-side revenue of $0.1 million was due to growth from new customers of $2.1 million, including $1.0 million from customers in new verticals, partially offset by a $2.0 million decrease in spending from existing customers, including a $1.6 million decrease from customers no longer actively purchasing from the Company.

Our revenues of $18.3 million for the six months ended June 30, 2025 decreased by $25.8 million, or 59%, from $44.1 million for the six months ended June 30, 2024. Sell-side advertising revenue decreased $26.3 million, or 85%, while buy-side revenue increased $0.5 million, or 3%, compared to the prior year period. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory and the unexpected business disruption described above. The Company sold approximately 185 million average monthly impressions in the first six months of 2025, a decrease of 91% from the prior period. The increase in buy-side revenue of $0.5 million was due to growth from new customers of $3.8 million, including $2.2 million from customers in new verticals, partially offset by a $3.3 million decrease in spending from existing customers, including a $2.9 million decrease from customers no longer actively purchasing from the Company.

Cost of revenues
Cost of revenues of $6.6 million for the three months ended June 30, 2025 decreased by $9.3 million, or 59% from $15.9 million for the three months ended June 30, 2024. Sell-side advertising cost of revenues decreased $10.4 million, to $2.9 million, or 115% of sell-side revenue, for the three months ended June 30, 2025, compared to $13.2 million, or 92% of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 23% increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the three months ended June 30, 2025 of $0.9 million decreased by $0.5 million, or 40%, from fixed cost of sell-side revenues of $1.4 million for the same period in 2024. Buy-side advertising cost of revenues increased $1.0 million to $3.7 million, or 49% of buy-side revenue, for the three months ended June 30, 2025, compared to $2.7 million, or 36% of buy-side revenue, for the same period in 2024.

Cost of revenues of $12.3 million for the six months ended June 30, 2025 decreased by $20.9 million, or 63% from $33.2 million for the six months ended June 30, 2024. Sell-side advertising cost of revenues decreased $22.5 million to $5.5 million, or 122% of sell-side revenue, for the three months ended June 30, 2025, compared to $28.0 million, or 91% of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 31% increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the six months ended June 30, 2025 of $1.8 million decreased by $0.9 million, or 33%, from fixed cost of sell-side revenues of $2.7 million for the same period in 2024. Buy-side advertising cost of revenues increased $1.7 million, to $6.9 million, or 50% of buy-side revenue, for the six months ended June 30, 2025, compared to $5.2 million, or 39% of buy-side revenue, for the same period in 2024.

Gross profit
Gross profit was $3.6 million, or 35% of revenue, for the three months ended June 30, 2025, compared to $5.9 million, or 27% of revenue, for the same period in 2024, reflecting a decrease of $2.4 million, or 40%. The change in gross profit margin percentage for the three months ended June 30, 2025 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the lower sell-side fixed costs related to server capacity, analytic, development and technology-related costs.

Sell-side advertising gross profit decreased $1.5 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin percentage was (15)% and 8% for the three months ended June 30, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $0.9 million for the three months ended June 30, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin percentage was 51% and 64% for the three months ended June 30, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provided.

Gross profit was $6.0 million, or 33% of revenue, for the six months ended June 30, 2025, compared to $10.9 million, or 25% of revenue, for the same period in 2024, reflecting a decrease of $5.0 million, or 46%. The change in gross profit margin percentage for the six months ended June 30, 2025 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the lower sell-side fixed costs related to server capacity, analytic, development and technology-related costs.

Sell-side advertising gross profit decreased $3.8 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin percentage was (22)% and 9% for the six months ended June 30, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $1.2 million for the six months ended June 30, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin percentage was 50% and 61% for the six months ended June 30, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provided.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Compensation, taxes and benefits	$3,639	$4,166	$(527)	(13)%	$7,303	$8,690	$(1,387)	(16)%
General and administrative	2,348	3,830	(1,482)	(39)%	5,001	7,112	(2,111)	(30)%
Total operating expenses	$5,987	$7,996	$(2,009)	(25)%	$12,304	$15,802	$(3,498)	(22)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.6 million decreased by $0.5 million, or 13%, for the three months ended June 30, 2025 from $4.2 million for the same period in 2024. Compensation, taxes and benefits of $7.3 million decreased by $1.4 million, or 16%, for the six months ended June 30, 2025 from $8.7 million for the same period in 2024. The decrease is primarily due to lower payroll costs resulting from a staff reduction made effective July 1, 2024 when we began to execute an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which has lowered certain ongoing expenses that positively affected the current period.

General and administrative expense
General and administrative (“G&A”) expenses of $2.3 million for the three months ended June 30, 2025 decreased by $1.5 million from the same period in 2024. G&A expenses as a percentage of revenue were 23% and 18% for the three months ended June 30, 2025 and 2024, respectively. The decrease in G&A expenses was primarily due to lower professional fees and sales and marketing expenses.

G&A expenses of $5.0 million for the six months ended June 30, 2025 decreased by $2.1 million from the same period in 2024. G&A expenses as a percentage of revenue were 27% and 16% for the six months ended June 30, 2025 and 2024, respectively. The decrease in G&A expenses was primarily due to lower professional fees and sales and marketing expenses.

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

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,				Change
	2025	2024	Amount	%	2025		2024		Amount	%
Interest expense	$(1,789)	$(1,358)	$(431)	32%	$(3,635)	j	$(2,655)	j	$(980)	37%
Expenses for Equity Reserve Facility	—	—	$—	nm	(198)	j	—	j	$(198)	nm
Other income	19	8	11	138%	47	j	92	j	(45)	(49)%
Total other expense, net	$(1,770)	$(1,350)	$(420)	31%	$(3,786)		$(2,563)		$(1,223)	48%
nm – not meaningful
Total other expense, net for the three months ended June 30, 2025 and 2024 primarily consists of $1.8 million and $1.4 million, respectively, of interest expense. Interest expense increased by $0.4 million compared to the prior period primarily due to the debt discount amortization partially offset by lower interest rates.

Total other expense, net for the six months ended June 30, 2025 and 2024 primarily consists of $3.6 million and $2.7 million, respectively, of interest expense. Interest expense increased by $1.0 million compared to the prior period primarily due to the debt discount amortization partially offset by lower interest rates.

Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $10.1 million for the six months ended June 30, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $13.4 million as of June 30, 2025, (3) reported cash and cash equivalents of $1.6 million as of June 30, 2025, (4) has borrowed $3.7 million as of June 30, 2025 and the date of this report, under the Credit Agreement (as amended, the “Credit Agreement”), dated July 7, 2023, with East West Bank (“EWB”), as lender, which matured in July 2025, (5) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirement and is currently subject to a delisting letter and a hearings and appeal process. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024 with continuing cost saving impacts through June 30, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments on October 15, 2024, December 27, 2024, July 17, 2025 and August 5, 2025 (see Note 3 — Long-Term Debt to our condensed consolidated financial statements) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation to our condensed consolidated financial statements), and (4) a plan to achieve compliance with Nasdaq's minimum stockholders' equity requirements by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

Sources of Liquidity
The following table summarizes our cash and cash equivalents, and working capital deficit on June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,593	$1,445
Working capital deficit	$(6,948)	$(4,815)

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

Historical Cash Flows:
The following table sets forth our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(5,398)	$(10,111)
Net cash used in investing activities	(38)	(10)
Net cash provided by financing activities	5,584	6,074
Net increase (decrease) in cash and cash equivalents	$148	$(4,047)
Our cash and cash equivalents at June 30, 2025 were held for working capital and general corporate purposes. The increase in cash and cash equivalents compared with December 31, 2024, primarily resulted from $5.6 million in cash flows provided by financing activities partially offset by $5.4 million in cash flows used in operating activities.
Operating Activities
For the Six Months Ended June 30, 2025 and 2024
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the six months ended June 30, 2025, net cash flows used in operating activities were $5.4 million and consisted of net loss of $10.1 million, offset by $5.0 million in adjustments for non-cash and non-operating items and $0.3 million of cash outflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $4.1 million, stock-based compensation expense of $0.7 million and expenses for the equity reserve facility of $0.2 million. The $0.3 million decrease in cash resulting from changes in working capital primarily consisted of a $1.5 million decrease in accounts payable and a $0.8 million increase in prepaid expense partially offset by a $1.1 million decrease in accounts receivable and a $1.0 million increase in accrued expenses such as payroll and payroll related expenses. The decrease in accounts payable and accounts receivable is mainly due to the continued impact from the May 2024 temporary disconnection by a significant customer as a result of the customer investigating a defamatory article / blog post against the Company.

For the six months ended June 30, 2024, net cash flows used in operating activities were $10.1 million and consisted of net loss of $7.0 million, offset by $1.7 million in adjustments for non-cash and non-operating items and $4.9 million of cash outflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $1.6 million and stock-based compensation expense of $0.7 million partially offset by a deferred tax benefit of $0.5 million. The $4.9 million decrease in cash resulting from changes in working capital primarily consisted of a $21.6 million decrease in accounts payable and a $1.2 million decrease in accrued expenses partially offset by a $17.7 million decrease in accounts receivable. The decrease in accounts payable and accounts receivable is mainly due to the typical seasonal decrease in revenue in the first half of the year compared to the fourth quarter.
Investing Activities
For the Six Months Ended June 30, 2025 and 2024
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the six months ended June 30, 2025 and 2024, net cash flows used in investing activities of less than $0.1 million were primarily related to office furniture and leasehold improvements.

Financing Activities
For the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, net cash provided by financing activities was $5.6 million mainly resulting from $5.9 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility partially offset by $0.2 million for payments of expenses for the Equity Reserve Facility and deferred financing costs.

For the six months ended June 30, 2024, net cash provided by financing activities was $6.1 million mainly resulting from $6.7 million of proceeds from line of credit.

Contractual Obligations and Future Cash Requirements

As of June 30, 2025, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $3.7 million in the remainder of 2025, $37.4 million in 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new credit facility. The leases will require minimum payments of $0.1 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029, and less than $0.1 million thereafter. As of June 30, 2025, we had cash and cash equivalents of $1.6 million.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,196)	$(3,141)	$(10,136)	$(6,961)
Add back (deduct):
Interest expense	1,789	1,358	3,635	2,655
Amortization of intangible assets	489	488	977	977
Stock-based compensation	389	158	705	662
Depreciation and amortization of property, equipment and software	77	68	145	137
Expenses for Equity Reserve Facility	—	—	198	—
Income tax benefit	—	(274)	—	(475)
Adjusted EBITDA	$(1,452)	$(1,343)	$(4,476)	$(3,005)

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, and certain one-time items such as acquisition transaction costs and costs for the Equity Reserve Facility that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2025 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2025.
Material Weaknesses
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023 and 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of June 30, 2025.
Management’s Plan to Remediate the Previously Reported Material Weaknesses
Management has implemented remediation steps to address the material weakness and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The Company believes significant progress was made in 2024 to enhance and strengthen its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters. However, these internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of June 30, 2025. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of June 30, 2025. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024. The Company is actively working with its partners to achieve prior volume levels. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. The Company has filed a motion to dismiss counterclaims which is currently pending. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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

Subsequent to the end of an extension period granted by the Staff, the Company received a letter indicating that its common stock would be delisted. The Company then requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The hearing was held on May 29, 2025 and, by decision dated June 9, 2025, the Panel accepted the Company’s proposed plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”), and granted the Company’s request for an extension through October 14, 2025, subject to the Company’s satisfaction of certain interim conditions. If the Company is not able to evidence compliance with Nasdaq’s continued listing requirements within the time period permitted by Nasdaq, then the Company’s securities will be delisted from Nasdaq. Separately, on May 12, 2025, the Company received notice from the Staff that the closing bid price of the Company’s Class A common stock was below $1.00 per share for the prior 30 consecutive business days, and therefore, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The notice stated that the Company has 180 calendar days from the date of such notice, or until November 10, 2025, to regain compliance with the minimum bid price rule. The Company intends to take all reasonable measures available to regain compliance and remain listed on Nasdaq. However, there can be no assurance that the Company will be able to complete the Compliance Plan or regain compliance with the minimum bid price rule. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “DRCT.”

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
None.

Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Sixth Amendment to Credit Agreement
On August 5, 2025, the Company and EWB entered into that certain Sixth Amendment (the “Sixth EWB Amendment”) to the Credit Agreement, dated as of August 5, 2025 but effective as of July 31, 2025, which extended the maturity date of the Credit Agreement from July 31, 2025 to August 31, 2025 and extended the repayment date of any outstanding loans and advances thereunder, including any principal, interest or fees with respect thereto, from July 31, 2025 to August 31, 2025. In connection with the extension of the maturity date, the Company agreed to make a principal payment in an amount equal to $200,000 to reduce the outstanding loan balance by August 15, 2025.

The foregoing description of the Sixth EWB Amendment is not complete and is qualified in its entirety by the full text of the Sixth EWB Amendment, a copy of which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

ITEM 6.    Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	June 10, 2025	3.1
3.3	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1+	Form of Amended and Restated Employment Agreement applicable to Executive Officers	8-K	001-41261	May 30, 2025	10.1
10.2
Fifth Amendment to Credit Agreement, dated as of July 17, 2025 but effective as July 7, 2025, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.
						X
10.3
Sixth Amendment to Credit Agreement, dated as of August 5, 2025 but effective as July 31, 2025, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.
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

Date: August 6, 2025	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)