Form 10-Q
period 2025-09-30
Direct Digital Holdings, Inc.
filed 2025-11-12
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, there were 20,431,828 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 9,575,500 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$871	$1,445
Accounts receivable, net of provision for credit losses of $944 and $978, respectively	3,594	4,973
Prepaid expenses and other current assets	2,138	2,117
Total current assets	6,603	8,535

Property, equipment and software, net	164	341
Goodwill	6,520	6,520
Intangible assets, net	8,265	9,730
Operating lease right-of-use assets	749	832
Other long-term assets	234	48
Total assets	$22,535	$26,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,183	$7,657
Accrued liabilities	1,888	1,257
Accrued liabilities - related party	1,875	—
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	—	3,700
Current maturities of long-term debt - related party	4,931	—
Deferred revenues	548	507
Operating lease liabilities, current portion	215	188
Income taxes payable	66	—
Total current liabilities	17,747	13,350

Long-term debt, net of current portion, deferred financing cost and debt discount	150	31,603
Long-term debt, net of current portion, deferred financing cost and debt discount - related party	10,667	—
Operating lease liabilities, net of current portion	666	783
Total liabilities	29,230	45,736

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 25,000 and 0 shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.001 par value per share, 160,000,000 shares authorized, 16,675,005 and 5,450,554 shares issued and outstanding, respectively	17	6
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 9,575,500 and 10,868,000 shares issued and outstanding, respectively	10	11
Additional paid-in capital	14,862	3,769
Accumulated deficit	(16,058)	(8,774)
Noncontrolling interest	(5,526)	(14,742)
Total stockholders’ deficit	(6,695)	(19,730)
Total liabilities and stockholders’ deficit	$22,535	$26,006
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Sell-side advertising	$641	$2,202	$5,153	$33,001
Buy-side advertising	7,343	6,873	21,133	20,204
Total revenues	7,984	9,075	26,286	53,205

Cost of revenues
Sell-side advertising	1,457	2,654	6,946	30,670
Buy-side advertising	4,313	2,907	11,171	8,091
Total cost of revenues	5,770	5,561	18,117	38,761
Gross profit	2,214	3,514	8,169	14,444

Operating expenses
Compensation, taxes and benefits	3,624	3,526	10,927	12,216
General and administrative	2,501	3,646	7,502	10,757
Total operating expenses	6,125	7,172	18,429	22,973
Loss from operations	(3,911)	(3,658)	(10,260)	(8,529)

Other income (expense)
Other income	15	99	61	190
Expenses for Equity Reserve Facility	—	—	(198)	—
Derecognition of tax receivable agreement liability	—	5,201	—	5,201
Interest expense	(1,104)	(1,413)	(4,739)	(4,068)
Total other (expense) income, net	(1,089)	3,887	(4,876)	1,323

(Loss) income before income taxes	(5,000)	229	(15,136)	(7,206)
Income tax expense	—	6,606	—	6,132
Net loss	(5,000)	(6,377)	(15,136)	(13,338)

Net loss attributable to noncontrolling interest	(2,320)	(3,687)	(7,852)	(9,283)
Net loss attributable to Direct Digital Holdings, Inc.	$(2,680)	$(2,690)	$(7,284)	$(4,055)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic	$(0.24)	$(0.71)	$(0.78)	$(1.11)
Diluted	$(0.24)	$(0.71)	$(0.78)	$(1.11)

Weighted-average number of shares of common stock outstanding:
Basic	12,867	3,793	9,855	3,667
Diluted	12,867	3,793	9,855	3,667
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Nine Months Ended September 30, 2025

	Preferred Stock		Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount
Balance, December 31, 2024	—	$—	5,450,554	$6	10,868,000	$11	$3,769	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	—	—	1,079	—	—	1,079
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	172,600	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	—	—	9,759,351	10	—	—	5,862	—	—	5,872
Conversion of Class B to Class A Common Stock	—	—	1,292,500	1	(1,292,500)	(1)	(1,782)	—	1,782	—
Issuance of Series A Convertible Preferred Stock, net of issuance costs	25,000	—	—	—	—	—	21,220	—	—	21,220
Net loss	—	—	—	—	—	—	—	(7,284)	(7,852)	(15,136)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(15,286)	—	15,286	—
Balance, September 30, 2025	25,000	$—	16,675,005	$17	9,575,500	$10	$14,862	$(16,058)	$(5,526)	$(6,695)
Three Months Ended September 30, 2025

	Preferred Stock		Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount
Balance, June 30, 2025	—	$—	12,069,388	$12	10,448,000	$11	$2,775	$(13,378)	$(14,001)	$(24,581)
Stock-based compensation	—	—	—	—	—	—	374	—	—	374
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	33,117	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Stock	—	—	872,500	1	(872,500)	(1)	(1,169)	—	1,169	—
Issuance pursuant to the Equity Reserve Facility	—	—	3,700,000	4	—	—	1,288	—	—	1,292
Issuance of Series A Convertible Preferred Stock, net of issuance costs	25,000	—	—	—	—	—	21,220	—	—	21,220
Net loss	—	—	—	—	—	—	—	(2,680)	(2,320)	(5,000)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(9,626)	—	9,626	—
Balance, September 30, 2025	25,000	$—	16,675,005	$17	9,575,500	$10	$14,862	$(16,058)	$(5,526)	$(6,695)
Nine Months Ended September 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2023	3,478,776	$3	10,868,000	$11	$3,067	$(2,538)	$(5,962)	$(5,419)
Stock-based compensation	—	—	—	—	811	—	—	811
Issuance related to vesting of restricted stock units, net of tax withholdings	195,088	1	—	—	(1)	—	—	—
Warrants exercised	39,101	—	—	—	215	—	—	215
Stock options exercised	12,557	—	—	—	92	—	—	92
Issuance of stock in lieu of cash bonus, net of tax withholdings	69,677	—	—	—	912	—	—	912
Net loss	—	—	—	—	—	(4,055)	(9,283)	(13,338)
Noncontrolling interest rebalancing	—	—	—	—	(1,615)	—	1,615	—
Balance, September 30, 2024	3,795,199	$4	10,868,000	$11	$3,481	$(6,593)	$(13,630)	$(16,727)
Three Months Ended September 30, 2024

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, June 30, 2024	3,788,446	$4	10,868,000	$11	$3,444	$(3,903)	$(10,065)	$(10,509)
Stock-based compensation	—	—	—	—	149	—	—	149
Issuance related to vesting of restricted stock units, net of tax withholdings	2,950	—	—	—	—	—	—	—
Stock options exercised	3,803	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	(2,690)	(3,687)	(6,377)
Noncontrolling interest rebalancing	—	—	—	—	(122)	—	122	—
Balance, September 30, 2024	3,795,199	$4	10,868,000	$11	$3,481	$(6,593)	$(13,630)	$(16,727)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(15,136)	$(13,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount (premium), net	3,123	558
Amortization of intangible assets	1,465	1,465
Reduction in carrying amount of right-of-use assets	135	115
Depreciation and amortization of property, equipment and software	215	205
Stock-based compensation	1,079	811
Deferred income taxes	—	6,132
Derecognition of tax receivable agreement liability	—	(5,201)
Provision for credit losses/bad debt expense	6	36
Changes in operating assets and liabilities:
Accounts receivable	1,373	30,884
Prepaid expenses and other assets	(878)	(394)
Accounts payable	639	(27,474)
Accrued liabilities and tax receivable agreement payable	978	(1,471)
Income taxes payable	66	65
Deferred revenues	41	595
Operating lease liability	(142)	(83)
Net cash used in operating activities	(7,036)	(7,095)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(38)	(17)
Net cash used in investing activities	(38)	(17)

Cash Flows Provided by Financing Activities:
Proceeds from note payable	3,804	—
Payments on term loan	—	(373)
Proceeds from line of credit	—	6,700
Payments on shares withheld for taxes	—	(551)
Payment of expenses for Equity Reserve Facility	(198)	—
Proceeds from issuance of Class A Common Stock	6,708	—
Payments on financed insurance premiums	(114)	—
Payments on line of credit	(3,700)	—
Proceeds from options exercised	—	92
Proceeds from warrants exercised	—	215
Net cash provided by financing activities	6,500	6,083

Net decrease in cash and cash equivalents	(574)	(1,029)
Cash and cash equivalents, beginning of the period	1,445	5,116
Cash and cash equivalents, end of the period	$871	$4,087

Non-cash Financing Activities:
Financed insurance premiums	$291	$—
Common stock issued for subscription receivable	$525	$—
Conversion of term loan into preferred stock net of premium	$21,399	$—
Accrued term loan amendment closing fee	$1,000	$—
Funding of interest reserve through debt	$93	$—
Non-cash funding of debt issuance costs	$78	$—
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

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of September 30, 2025, it owns 63.5% of the economic interest in DDH LLC. See further discussion of the Up-C structure in Note 6 — Related Party Transactions. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with the Organizational Transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

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

Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024.
The condensed consolidated financial statements include the accounts of Direct Digital Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards otherwise applicable to public companies until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) it is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.
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
In connection with the Company’s analysis of principal-versus-agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold through both the Company’s sell-side advertising segment and buy-side advertising segment. On the sell-side advertising segment, the Company combines goods or services into a combined output that forms a single performance obligation to the end customer while on the buy-side advertising segment, the Company controls the specified goods or services before it is transferred to the end customer. Additionally, the Company is the primary obligor in the agreement with customers in both the Company’s sell-side advertising segment and buy-side advertising segment. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.
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
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets (contract assets) and amortized to revenue over the term of the contract. The Company recorded contract assets in prepaid expenses and other current assets for $0.3 million and $0 and in other long-term assets for $0.2 million and $0 as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024 the Company has amortized $0.1 million and $0, respectively.
Buy-side advertising
The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation, consisting of a series of distinct services, is satisfied over time as the volume of impressions are delivered, up to the contractual maximum. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.5 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.5 million and $0.4 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Goodwill
As of September 30, 2025 and December 31, 2024, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company's sell-side reporting unit was negative as of September 30, 2025. Goodwill of $1.2 million as of September 30, 2025 is allocated to the sell-side reporting unit, which is included in the sell-side reportable segment. The Company determined that there was no impairment of goodwill during the nine months ended September 30, 2025 and 2024.

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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the nine months ended September 30, 2025 and 2024.
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
The Company estimates the fair value of RSUs based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the Company’s stock price, as well as assumptions regarding the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates and the expected dividend yield. The risk-free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Other assumptions are based on historical experience and activity. The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Income taxes
In February 2022, concurrent with the Organizational Transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated

Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are redeemed or exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC interest occurred. During the nine months ended September 30, 2025, members of DDM exchanged 1,292,500 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged or converted during the nine months ended September 30, 2024.
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
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the nine months ended September 30, 2025 and 2024, the Company's provision for credit losses net of recoveries, as reflected in the condensed consolidated statements of cash flows, was less than $0.1 million.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the three months ended September 30, 2025, two customers (both buy-side) accounted for 30% of revenues. For the three months ended September 30, 2024, one customer of the buy-side of the business accounted for 12% of revenues. For the nine months ended September 30, 2025, two customers (both buy-side) accounted for 27% of revenues. For the nine months ended September 30, 2024, one sell-side customer represented 52% of revenues. As of September 30, 2025, two buy-side customers accounted for 33% of accounts receivable. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable.
As of September 30, 2025 and December 31, 2024, two vendors and one vendor each accounted for at least 10%, and collectively accounted for 33% and 16%, respectively, of accounts payable.
Accrued liabilities
The components of accrued liabilities on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$286	$330
Accrued expenses	1,602	877
Accrued bank fees and interest	—	50
Total accrued liabilities	$1,888	$1,257
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
Deferred offering, financing, discount, issuance costs and debt premium

The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt financings are amortized to interest expense using the effective interest method over the life of the debt. Unamortized deferred financing costs are netted against debt or classified as prepaid expenses and other current assets in the condensed consolidated balance sheets. Fees that are directly associated with an equity offering are recorded to additional paid-in capital in the event the Company completes an equity issuance. The differences between the face amount and the proceeds upon issuance of debt are recorded as a discount or premium, including debt discount related to the interest reserve added under various amendments to the Company's credit facilities, and netted against debt in the condensed consolidated balance sheets. Upon a modification, the Company established new effective interest rates based on the carrying value of the modified debt.
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
Net loss per share
Basic net loss per share excludes dilution and is determined by dividing net loss by the weighted average number of common shares outstanding including participating securities during the period. Diluted net income per share attributable to common stockholders reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock including stock options, restricted stock units and warrants using the treasury stock method, and Series A Convertible Preferred Stock using the if-converted method.

Recent accounting pronouncements
Accounting pronouncements adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements. During the nine months ended September 30, 2025, the Company entered into a joint venture, but no material activity has occurred to date.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact on the disclosures of the Company's condensed consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $15.1 million for the nine months ended September 30, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $16.1 million as of September 30, 2025, (3) reported cash and cash equivalents of $0.9 million as of September 30, 2025, and (4) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements although it reported, on October 14, 2025, that it believes it has satisfied the stockholders' equity requirement and awaits a formal compliance determination from Nasdaq. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility with New Circle Principal Investments LLC and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that was executed on July 1, 2024 with continuing cost savings impacts through September 30, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments from October 2024 through October 2025 (see Note 3 — Long-Term Debt) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), (4) converting $25.0 million and $10.0 million of debt with Lafayette Square to convertible preferred stock on August 8, 2025 and October 14, 2025, respectively, to achieve compliance with Nasdaq's minimum stockholders' equity requirement (see Note 3 - Long-Term Debt), (5) paying off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 - Long-Term Debt) and (6) a plan to maintain compliance with Nasdaq's minimum stockholders' equity requirement by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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

Note 3 — Long-Term Debt
At September 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
2021 Credit Facility (1)	$16,166	$37,362
Credit Agreement	—	3,700
Economic Injury Disaster Loan	150	150
Total long-term debt	16,316	41,212
Add: debt premium	3,151	—
Less: deferred financing cost (1)	(3,626)	(4,238)
Less: debt discount	(93)	(1,671)
Total long-term debt, net of deferred financing cost and debt discount	15,748	35,303
Less: current portion	(4,931)	(3,700)
Total long-term debt, including debt premium, net of current portion, deferred financing cost and debt discount	$10,817	$31,603
(1) As of September 30, 2025 and December 31, 2024, amount includes an exit fee of $3.0 million, which due at maturity or prepayment.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense – 2021 Credit Facility (1)	$769	$1,020	$3,025	$2,975
Interest expense – Credit Agreement	81	206	222	531
Interest expense – other	5	1	14	4
Amortization of deferred financing cost and debt discount	699	186	1,928	558
Amortization of debt premium	(450)	—	(450)	—
Total interest expense and amortization of deferred financing cost and debt discount (premium), net	$1,104	$1,413	$4,739	$4,068
(1) For the three and nine months ended September 30, 2025, a portion of the interest expense related to the 2021 Credit Facility was applied against the interest reserve, as described below, and included in amortization of deferred financing cost and debt discount (premium), net in the condensed consolidated statement of cash flows.

Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (as amended, unless the context indicates otherwise, the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC ("Lafayette Square") as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the "Term Loan") and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility are calculated using Term Secured Overnight Financing Rate ("Term SOFR") with a credit spread adjustment of 0.10% per annum for interest periods of one month and 0.15% per annum for interest periods of three months. The loans under the 2021 Credit Facility bear interest at Term SOFR plus the applicable margin minus any applicable impact discount. Prior to entering into the Fifth Amendment as defined below, the applicable margin under the 2021 Credit Facility was based on the consolidated total net leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total net leverage ratio was less than or equal to 1.00 to 1.00 with gradual increases as the ratio increased up to 10.00% per annum if the consolidated total net leverage ratio was greater than 3.50 to 1.00. After giving effect to the Fifth Amendment, the applicable margin under the 2021 Credit Facility is based on the consolidated total leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total leverage ratio is less than or equal to 1.00 to 1.00 with gradual increases as the ratio increases up to 10.00% per annum if the consolidated total leverage ratio is greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.

On July 28, 2022, the Company entered into the Second Amendment and Joinder to Term Loan and Security Agreement and received proceeds of $4.3 million borrowed under the Delayed Draw Loan to pay the balance owed on the common unit redemption as well as costs associated with the transaction.
Subsequently, on October 3, 2023, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the 2021 Credit Facility and received proceeds of $3.6 million borrowed under the Delayed Draw Loan to make payments in connection with the consummation of the 2023 warrant tender offer and fees and expenses incurred as described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation. In connection with the Fourth Amendment, the Company agreed it would not be permitted to request any additional funds under the Delayed Draw Loan, and Lafayette Square would not be obligated to fund any such requests.
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
On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment (the “Fifth Amendment”) to the 2021 Credit Facility which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods and (5) replaced the financial covenants under the 2021 Credit Facility (effective as of June 30, 2024) with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquidity, maximum consolidated total leverage ratio and minimum fixed charge coverage ratio. The Fifth Amendment was accounted for as a modification. In connection with the Fifth Amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “Sixth Amendment”) to the 2021 Credit Facility. Under the terms of the Sixth Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as defined below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The Sixth Amendment also (1) implemented a minimum unrestricted cash requirement of $750,000 at all times and removed the minimum consolidated EBITDA and minimum liquidity financial covenants, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Additionally, the Company is required to provide to Lafayette Square a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. Lastly, a $3.0 million exit fee, which was fully earned upon execution of the Sixth Amendment and is payable directly to Lafayette Square at maturity or prepayment, was added to the term loan balance. The Sixth Amendment was accounted for as a modification. In connection with the Sixth Amendment, the $3.0 million exit fee was capitalized and is being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.

On August 8, 2025, the Company and Lafayette Square entered into the Seventh Amendment (the “Seventh Amendment”) which among other things, (1) provided for the conversion of $25.0 million of outstanding term loan obligations into newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $1.0 million amendment closing fee, and (3) modified certain financial covenants, including a minimum unrestricted cash balance of $1.5 million, minimum quarterly consolidated EBITDA of $1.0 million for the quarters ended September 30, 2025 and

December 31, 2025 and $0.5 million for each quarter thereafter, maximum consolidated total leverage ratio of 3.50 to 1.00 for the quarter ended June 30, 2026 and 3.25 to 1.00 for each quarter thereafter and minimum fixed charge coverage ratio of 1.25 to 1.00 for the quarter ended June 30, 2026 and 1.50 to 1.00 for each quarter thereafter. The Seventh Amendment also established a $25.0 million exit fee due upon redemption in full of the newly issued preferred stock with reduction in the amount of the exit fee outstanding for any amounts redeemed or converted. As Lafayette Square did not grant the Company a concession and the terms of the Seventh Amendment were not substantially different, the Seventh Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The shares of Series A Convertible Preferred Stock were recognized at fair value of $21.4 million upon issuance (see Note 4 – Stockholders’ Deficit and Stock-Based Compensation) and the Company established the new effective interest rates based on the carrying value of the modified debt. The difference between the fair value of the shares of Series A Convertible Preferred Stock and the carrying value of the existing debt converted into Series A Convertible Preferred Stock is reflected as a debt premium. As of September 30, 2025 and December 31, 2024, $3.2 million and $0, respectively, of debt premium are netted against debt in the condensed consolidated balance sheets.

On September 8, 2025, the Company and Lafayette Square entered into the Eighth Amendment (the “Eighth Amendment”) to the 2021 Credit Facility which among other things, Lafayette agreed to make a term loan in the principal amount equal to $3.8 million (the “Eighth Amendment Term Loan”) to repay in full the outstanding amounts owed under the Credit Agreement (as defined below). The Eighth Amendment also provided for a $0.1 million interest reserve and a less than $0.1 million amendment fee. The maturity date of the Eighth Amendment Term Loan is October 30, 2025 which was extended to October 30, 2026 on November 10, 2025. The Eighth Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The Company established the new effective interest rate based on the carrying value of the modified debt.

At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.0 million exit fee due at maturity or prepayment, as defined under the Sixth Amendment. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. Additional deferred financing costs of $1.2 million and $0 were incurred during the nine months ended September 30, 2025 and 2024, respectively. Unamortized deferred financing costs as of September 30, 2025 and December 31, 2024 were $3.6 million and $4.2 million, respectively. Unamortized debt discount related to the interest reserve pursuant to various amendments to the Company's credit facility as of September 30, 2025 and December 31, 2024 was $0.1 million and $1.7 million, respectively. Accrued and unpaid interest was $0.8 million and less than $0.1 million as of September 30, 2025 and December 31, 2024, respectively. Unamortized debt premium was $3.2 million and $0 as of September 30, 2025 and December 31, 2024, respectively.

Subsequent to the end of the period ended September 30, 2025, on October 14, 2025, the Company and Lafayette Square entered into the Ninth Amendment (the “Ninth Amendment”) to the 2021 Credit Facility which among other things, (1) provided for the conversion of $10.0 million of outstanding term loan obligations, including the $3.0 million exit fee established by the Sixth Amendment, into 10,000 newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $3.5 million amendment closing fee at maturity, (3) modified certain financial covenants, including a minimum unrestricted cash balance of $0.45 million, minimum quarterly consolidated EBITDA of ($0.625 million) and ($1.921 million) for the fiscal quarters ended December 31, 2025 and March 31, 2026 and minimum quarterly sell-side revenue of $2.5 million, $2.5 million and $5.0 million for the fiscal quarters ended December 31, 2025, March 31, 2026 and thereafter, respectively, (4) requires prepayments when the Company has an aggregate cash balances in excess of $2.5 million, (5) increases the Seventh Amendment exit fee from $25.0 million to $35.0 million and (6) waives any noncompliance with covenants as of September 30, 2025.

Also subsequent to the end of the period ended September 30, 2025, on October 28, 2025, the Company and Lafayette Square entered into the Tenth Amendment (the "Tenth Amendment") to the 2021 Credit Facility which among other things, allows the Company to request that Lafayette Square exchange and/or convert (each, an "Exchange"), in whole or in part, shares of Series A Convertible Preferred Stock into shares of Class A Common Stock; provided, that Lafayette Square is permitted to decline any such request. The Tenth Amendment provides that the ratio for each Exchange shall be, for each share of Series A Preferred Stock so exchanged, the quotient of (1) the Accumulated Conversion Value (as defined in the Certificate of Designation for the Series A Convertible Preferred Stock) attributable to such share of Series A Preferred Stock, divided by (2) the volume-weighted average price of the Class A Common Stock for the 20-trading day trailing period immediately preceding the delivery of the notice pursuant to the procedures set forth in the Tenth Amendment, rounded down to the nearest whole share. The Company and Lafayette Square also agreed to modify the terms related to the Exit Fee such that the amount of the exit fee outstanding is also reduced for any amounts exchanged pursuant to the Tenth Amendment. Finally, the Tenth Amendment removes the requirement for the Company to make a prepayment of the loans under the 2021 Credit Facility with any proceeds received from the sale of Series A Convertible Preferred Stock and provides for certain other technical amendments to the 2021 Credit Facility to permit the Exchange.

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
Prior to entering into the Third EWB Amendment as defined below, the Company was required to maintain compliance at all times with financial covenants with varying threshold levels by quarter for fixed charge coverage ratio, total funded debt-to-EBITDA ratio and a liquidity covenant. Revolving Credit Availability was defined as an amount such that the ratio of the value of eligible accounts to the aggregate amount of all outstanding advances under the credit agreement at such time is not less than 2.0 to 1.0. Additionally, the amounts outstanding under the Credit Agreement exceeded the Company’s borrowing base as of June 30, 2024 by $0.5 million which was addressed in the Third EWB Amendment, requiring a $1.0 million principal payment on the outstanding loans under the Credit Agreement as of the date of the Third EWB Amendment.

On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third EWB Amendment”) which, among other things, (1) provided that the Company make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third EWB Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) required the Company to file a registration statement with the SEC to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) required the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) required the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) required the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025 in an amount of $1.0 million, and (6) replaced the financial covenants under the Credit Agreement, effective as of June 30, 2024, with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquid assets, maximum total funded debt to EBITDA leverage ratio, minimum fixed charge coverage ratio and revolving credit availability. The Third EWB Amendment was accounted for as a modification. In connection with the Third EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “Fourth EWB Amendment”) to Credit Agreement. Under the terms of the Fourth EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the Sixth Amendment Term Loan and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $750,000 at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. Additionally, the Company is required to provide to EWB a weekly cash flow forecast, prepared on a cumulative, weekly roll forward basis through a thirteen (13) week projection period. The Fourth EWB Amendment was accounted for as a modification. In connection with the EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

On July 17, 2025, the Company entered into the Fifth Amendment (the “Fifth EWB Amendment”) to the Credit Agreement, dated as of July 17, 2025 but effective as of July 7, 2025 which extended the maturity date of the Credit Agreement from July 7, 2025 to July 31, 2025 and extended the repayment date of any outstanding loans and advances, including any principal, interest or fees with respect thereto, from July 7, 2025 to July 31, 2025. In connection with the extension of the maturity date, the Company agreed to pay a $50,000 extension fee and agreed to pay additional interest on any loans at the existing loan rate plus 5% per annum between July 7, 2025 and July 31, 2025.

On August 5, 2025, the Company entered into that certain Sixth Amendment (the “Sixth EWB Amendment”) to the Credit Agreement, dated as of August 5, 2025 but effective as of July 31, 2025 which extended the maturity date of the Credit Agreement from July 31, 2025 to August 31, 2025 (the "revised maturity date") and extended the repayment date of any outstanding loans and advances, including any principal, interest or fees with respect thereto, from July 31, 2025 to the revised maturity date. In connection with the extension of the maturity date, the Company agreed to make a principal payment in an amount equal to $0.2 million to reduce the outstanding loan balance by August 15, 2025.

On September 8, 2025, the Company used the proceeds of the Eighth Amendment (as defined above) to repay in full the outstanding loans, fees and other obligations of $3.6 million under the Credit Agreement and to terminate the Credit Agreement and release the liens in favor of EWB under the Credit Agreement. The Credit Agreement provided for a revolving credit facility in the principal amount of up to $5.0 million, subject to a borrowing base determined based on eligible accounts. At the time of termination, the $5.0 million principal amount revolving credit facility under the Credit Agreement was not open for advances. The Company did not incur any termination penalties as a result of the repayment and termination of the Credit Agreement.
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
Overall
As of September 30, 2025, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2025	$3,804
2026	12,366
2027	3
2028	3
2029	4
Thereafter	136
Total	16,316
Add debt premium	3,151
Less current portion	(4,931)
Less deferred financing cost	(3,626)
Less debt discount	(93)
Total long-term debt, including debt premium, net of current portion, deferred financing cost and debt discount	$10,817

Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity
Following the completion of the Organizational Transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. During the nine months ended September 30, 2025, members of DDM tendered 1,292,500 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of September 30, 2025, DDM held 9,575,500 shares of Class B Common Stock.
The Company is authorized to issue 160,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Subsequent to the end of the period ended September 30, 2025, on October 13, 2025, the Company's stockholders approved an increase in the number of authorized shares of Class A Common Stock from 160,000,000 to 760,000,000, which became effective upon filing of a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation on November 5, 2025.
In connection with the Company’s initial public offering of units (“Units”), each consisting of (i) one share of its Class A Common Stock and (ii) one public warrant entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $5.50 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 140,000 Units at a per Unit exercise price of $6.60, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) underwriter warrants to purchase 21,000 shares of Class A Common Stock at a per warrant exercise price of $0.012, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 70,000 Units and 10,500 underwriter warrants in November 2023. At September 30, 2025 and December 31, 2024, 70,000 Units and 10,500 underwriter warrants were outstanding while there were no public warrants outstanding as of September 30, 2025 and December 31, 2024.

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

Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended, the “Purchase Agreement” and the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), and subsequently entered into an amendment with New Circle on October 24, 2025 (the “Amendment”) pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company was not permitted to issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtained stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elected to sell to New Circle under the Purchase Agreement equaled or exceeded certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement is based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. On December 27, 2024 and October 13, 2025, the Company’s stockholders approved the issuance and sale of up to 8.5 million and 50 million shares, respectively, above the Exchange Cap to New Circle under the Purchase Agreement.

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 62,762 shares of the Company’s Class A Common Stock to New Circle in October 2024, and an incremental 100,000 shares of the Company’s Class A Common Stock on October 24, 2025 in connection with the Amendment. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company sold 9,759,351 shares of the Company's Class A Common Stock for $5.9 million. During the nine months ended September 30, 2025, the Company incurred incremental issuance costs, which were expensed in the condensed consolidated statements of operations, given the nature of the Equity Reserve Facility.
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
Series A Convertible Preferred Stock
Pursuant to the terms of the Seventh Amendment and pursuant to authority expressly vested in the Company’s board of directors as set forth in the Company’s Amended and Restated Certificate of Incorporation, on August 8, 2025, the Board authorized and the Company filed the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation’) with the Secretary of State of the State of Delaware, which established the Series A Convertible Preferred Stock in the amount of $25.0 million. The Certificate of Designation sets forth the rights, preferences, powers, restrictions and limitations of the Series A Preferred Stock. Capitalized terms not otherwise defined in this item shall have the meanings given to such terms in the Certificate of Designation. The Series A Convertible Preferred Stock is not redeemable outside of the Company’s control and is therefore classified in permanent equity as of September 30, 2025.
The following is a summary of key terms of the Series A Convertible Preferred Stock:
Designation and Amount. The number of shares so designated as Series A Convertible Preferred Stock is 25,000. The Series A Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share of Series A Preferred Stock (the “Conversion Value”), which shall be increased for any accrued and unpaid dividends.
Dividends. The shares of Series A Convertible Preferred Stock carry a cumulative dividend, compounded quarterly at a dividend rate of ten percent (10%) per annum.
Ranking. The Series A Preferred Stock will be senior to the Company’s Common Stock and all other series or classes of stock and equity securities of the Company that do not expressly rank senior to, or that are not pari passu with, the Series A Preferred Stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Voting Right and Protective Provisions: Subject to certain limitations described in the Certificate of Designation, the Series A Preferred Stock is voting stock with holders entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. In addition, the Certificate of Designation provides for certain protective provisions for holders of Series A Convertible Preferred Stock, which apply at any time when at least 12,525 shares of Series A Convertible Preferred Stock are outstanding. Such provisions include: restrictions on modification of the rights of the Series A Convertible Preferred Stock; restrictions on liquidation events; or changes to the number of members of the Company's board of directors.
Conversion. At the option of the holder thereof, each share of Series A Convertible Preferred Stock shall be convertible into the number of Conversion Shares equal to the Accumulated Conversion Value, as defined in the Certificate of Designation, divided by $2.50 per share of Class A Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization), rounded down to the nearest whole share.
Liquidation. In the event of any Liquidation, the holders of shares of Series A Convertible Preferred Stock then outstanding will be entitled to be paid out ahead of lower ranked securities and at an amount per share equal to (a) if such event occurs on or prior to October 15, 2025, one and one/fourth times (1.25x) the Accumulated Conversion Value thereof and (b) if such event occurs after October 15, 2025, three times (3.00x) the Accumulated Conversion Value thereof with ratable distribution if assets are not sufficient to pay out at Accumulated Conversion Value.

On October 14, 2025, pursuant to the terms of the Ninth Amendment, an additional $10.0 million of Series A Preferred Stock was created. On October 28, 2025, Lafayette Square exchanged 1,319 shares of Series A Convertible Preferred Stock for 3,750,607 shares of Class A Common Stock pursuant to the Tenth Amendment to the 2021 Credit Facility.
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
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 3,500,000 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. On June 9, 2025, the Company's stockholders approved an amendment to the 2022 Omnibus Plan to increase the number of shares issuable by 4,000,000 shares. Information on activity for both the stock options and RSUs is detailed below.
During the nine months ended September 30, 2025 and 2024, the Company recognized $1.1 million and $0.8 million, respectively, of total stock-based compensation expense in the condensed consolidated statement of operations in compensation, taxes and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over vesting periods of one to three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the nine months ended September 30, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	335,883	$2.49	7.78	$—
Granted	601,400	$0.98	9.34	$—
Exercised	—	$—	—	$—
Forfeited and expired	(34,226)	$1.28	—	$—
Outstanding at September 30, 2025	903,057	$1.53	8.49	$—
Vested and exercisable at September 30, 2025	281,398	$2.29	6.88	$—
As of September 30, 2025, unrecognized stock-based compensation of $0.3 million was related to 621,659 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 0.92 years.

Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over vesting periods of one to three years. A summary of RSU activity during the nine months ended September 30, 2025 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2024	258,744	$2.80
Granted	926,400	$0.96
Vested	(215,131)	$2.14
Forfeited	(51,492)	$2.52
Unvested - September 30, 2025	918,521	$1.18
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 61,086 (including 24,469 sold as of September 30, 2025) and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of September 30, 2025, there was unrecognized stock-based compensation of $0.6 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 0.82 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. During the nine months ended September 30, 2025, members of DDM exchanged 1,292,500 Class B shares into Class A shares.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million as of September 30, 2025 and December 31, 2024. The Company has recorded a deferred tax asset of $0 as of September 30, 2025 and December 31, 2024 which is net of a valuation allowance. Payments of $0 were made during the nine months ended September 30, 2025 and 2024. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the condensed consolidated statement of operations as a component of income before taxes. For the nine months ended September 30, 2025 and 2024, $0 and $5.2 million were recorded as income in other income (expense), net for such change.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense	$—	$6,606	$—	$6,132
Effective income tax rate	—%	2884.7%	—%	(85.1%)
The effective tax rates were lower than the statutory tax rates for the three and nine months ended September 30, 2024 primarily due to recording a valuation allowance against deferred taxes. The effective tax rates were different from the statutory rates for the nine months ended September 30, 2025 primarily due to the Company’s partnership loss that is not subject to federal and state taxes and recording a valuation allowance against deferred taxes.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2023 and 2022 remain open as of September 30, 2025. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
On July 4, 2025, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted effectively extending certain provisions of the 2017 Tax Cuts and Jobs Act, including adjusting a number of provisions that were subject to sunsets, phase-outs, or phase-ins. While most of the changes made by OBBBA are effective in future tax years, some of its provisions are effective in the current tax year. We are currently evaluating the impact of OBBBA on our consolidated financial statements, but do not expect them to materially affect the Company.
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

The aggregate balance of tax receivable liabilities as of September 30, 2025 and December 31, 2024, is as follows (in thousands):

	September 30, 2025	December 31, 2024
Liability related to tax receivable agreement
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41
Lafayette Square
As a result of the Seventh Amendment between the Company and Lafayette Square in which debt owed to Lafayette Square was converted to Series A Convertible Preferred Stock, Lafayette Square became a related party to the Company. The condensed consolidated financial statements have been updated to reflect the reclassification of the relevant term loans from long-term debt to related-party long-term debt, and corresponding reclassifications were also made to the current portion of long-term debt and accrued liabilities to reflect the related party relationship.
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sell-side advertising	$641	$2,202	$5,153	$33,001
Buy-side advertising	7,343	6,873	21,133	20,204
Total revenues	$7,984	$9,075	$26,286	$53,205
Operating (loss) income by business segment reconciled to (loss) income before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sell-side advertising (1)	$(1,105)	$(873)	$(2,800)	$536
Buy-side advertising (2)	1,066	1,349	3,773	3,490
(Loss) income from reportable segment operations	(39)	476	973	4,026
Corporate office expenses	(4,961)	(247)	(16,109)	(11,232)
(Loss) income before income taxes	$(5,000)	$229	$(15,136)	$(7,206)
(1) For the three months ended September 30, 2025, sell-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the three months ended September 30, 2024, sell-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the nine months ended September 30, 2025, sell-side segment contained $0.1 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the nine months ended September 30, 2024, sell-side segment contained $0.1 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net.
(2) For the three months ended September 30, 2025, buy-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $0.5 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the three months ended September 30, 2024, buy-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $0.5 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the nine months ended September 30, 2025, buy-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $1.5 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the nine months ended September 30, 2024, buy-side segment contained $0.1 million in depreciation and amortization of property, equipment and software, $1.5 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net.

Total assets by business segment are as follows (in thousands):

	September 30, 2025	December 31, 2024
Sell-side advertising	$2,454	$3,755
Buy-side advertising	17,195	18,664
Assets from reportable segment operations	19,649	22,419
Corporate office	2,886	3,587
Total assets	$22,535	$26,006
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B, and one class of preferred stock, Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are contractually entitled to receive a cumulative dividend, whether or not declared. In calculating the net loss attributable to Class A shareholders, the numerator for basic and diluted EPS is adjusted for the impact of the contractual amount of dividends payable to holders of Series A Convertible Preferred Stock. Neither shares of the Company’s Class B Common Stock nor the Company's Class A Convertible Preferred Stock share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Class A shareholders and Series A preferred stockholders	$(2,680)	$(2,690)	$(7,284)	$(4,055)
Less: net income allocated to Series A preferred stockholders	363	—	363	—
Net loss allocated to Class A shareholders	$(3,043)	$(2,690)	$(7,647)	$(4,055)

Weighted average common shares outstanding - basic and diluted	12,867	3,793	9,855	3,667
Net loss per common share, basic and diluted	$(0.24)	$(0.71)	$(0.78)	$(1.11)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series A convertible preferred stock	5,761	—	1,941	—
Class B Common Stock	10,277	10,868	10,637	10,868
Options to purchase common stock	907	346	770	362
Restricted stock units	942	268	822	402
Total excludable from net loss per share attributable to common stockholders - diluted	17,887	11,482	14,170	11,632

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
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief which was due to the court on November 3, 2025. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
Contingent Liability for Exit Fee
As further described in Note 3 - Long Term Debt, the Seventh Amendment, Ninth Amendment and Tenth Amendment established an Exit Fee of up to $35.0 million due to Lafayette Square upon the redemption in full of the Series A Preferred Stock with reductions in the amount of the Exit Fee outstanding for any amounts of the Series A Preferred Stock redeemed, converted or exchanged.
The timing and occurrence of a full redemption are uncertain and may be indefinite. Accordingly, management has concluded that payment of the Exit Fee is not probable as of the reporting date and that the ultimate amount of any such payment cannot be reasonably estimated. As a result, no liability has been recorded in the accompanying condensed consolidated financial statements. The maximum potential amount of the Exit Fee that could be payable is $35.0 million. The Company will reassess the likelihood and amount of any Exit Fee obligation in future periods as facts and circumstances change.
Operating Leases
During the nine months ended September 30, 2025 and 2024, the Company incurred fixed rent expense associated with operating leases for real estate of $0.2 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three and nine months ended September 30, 2025 and 2024, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$68	$71	$200	$142
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$—	$—	$52	$200
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 3.9 years and 8.3%, respectively, as of September 30, 2025. The weighted-average remaining lease term and discount rate for the Company's operating leases is 4.8 years and 8.3%, respectively, as of September 30, 2024.
The future payments due under operating leases as of September 30, 2025 are as follows (in thousands):

2025	$68
2026	278
2027	282
2028	180
2029	185
Thereafter	31
Total undiscounted lease payments	1,024
Less effects of discounting	(143)
Less current lease liability	(215)
Total operating lease liability, net of current portion	$666
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	September 30, 2025	December 31, 2024
Furniture and fixtures	5	$153	$138
Computer equipment	3	20	20
Leasehold improvements	15	66	43
Capitalized software	3	702	702
Property, equipment and software, gross		941	903
Less: accumulated depreciation and amortization		(777)	(562)
Total property, equipment and software, net		$164	$341
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$41	$41	$125	$125
General and administrative	29	26	90	80
Total depreciation and amortization	$70	$67	$215	$205

Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the three months ended September 30, 2025 and 2024, amortization expense of $0.5 million and for the nine months ended September 30, 2025 and 2024, amortization expense of $1.5 million was recognized. As of September 30, 2025 and December 31, 2024, intangible assets net of accumulated amortization was $8.3 million and $9.7 million, respectively.
As of September 30, 2025, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	September 30, 2025
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.0	$13,028	$(6,514)	$6,514
Trademarks and tradenames	5.0	3,501	(1,750)	1,751
Non-compete agreements	0.0	1,505	(1,505)	—
Total intangible assets, net		$18,034	$(9,769)	$8,265

	December 31, 2024
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	5.8	$13,028	$(5,537)	$7,491
Trademarks and tradenames	5.8	3,501	(1,488)	2,013
Non-compete agreements	0.8	1,505	(1,279)	226
Total intangible assets, net		$18,034	$(8,304)	$9,730

Total
2025	$412
2026	1,653
2027	1,653
2028	1,653
2029	1,653
Thereafter	1,241
Total future amortization expense	$8,265

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
•our inability, due to the government shutdown or other factors, to have declared effective any registration statement for a public offering or a resale registration statement for a selling stockholder, which may impair our ability to raise capital;
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
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of September 30, 2025, DDH owns 63.5% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on

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
Recent Developments
Nasdaq Rule Noncompliance.

On October 18, 2024, we received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the "Staff") of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1). This rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 reported a stockholders’ deficit of $8.77 million.

Subsequent to the end of an extension period granted by the Staff, the Company received a letter indicating that its common stock would be delisted. The Company then requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The hearing was held on May 29, 2025 and, by decision dated June 9, 2025, the Panel accepted the Company’s proposed plan to regain compliance with the Stockholders’ Equity Requirement, and granted the Company’s request for an extension through October 14, 2025 to do so, subject to the Company’s satisfaction of certain interim conditions.

Since June 30, 2025, the Company completed the following transactions:

•    Under the Purchase Agreement with New Circle, the Company sold 3.7 million shares of the Company's Class A Common Stock for $1.3 million during the quarter ended September 30, 2025.
•    On August 8, 2025, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the Term Loan and Security Agreement dated December 3, 2021 (the “Term Loan Facility”) and Lafayette

Square Loan Servicing, LLC, as administrative agent, and the other lenders (collectively "Lafayette"). Under the terms of the Seventh Amendment, the parties agreed to convert and exchange term loans with an aggregate principal amount of $25.0 million for newly authorized shares of Series A Preferred Stock, par value $0.001, of the Company (the “Series A Preferred Stock”), with an aggregate face amount of $25.0 million issued to Lafayette.
•    On October 14, 2025, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Term Loan Facility with Lafayette. Under the terms of the Ninth Amendment, the parties agreed to convert and exchange term loans with an aggregate principal amount of $10.0 million for newly authorized shares of Series A Preferred Stock, with an aggregate face amount of $10.0 million issued to Lafayette.
On November 7, 2025, the Panel notified the Company that the Staff has determined that the Company has evidenced compliance with the Stockholders’ Equity Requirement, but that the Panel has imposed a discretionary panel monitor for a period of one year. Should the Company fail to maintain compliance with any continued listing requirement, the Staff will issue a delist determination letter and the Company may seek a new hearing with the Panel.

Also as previously disclosed, on May 12, 2025, the Company received a second notice (the “Second Notice”) from the Staff notifying the Company that because the closing bid price of the Company’s Class A common stock was below $1.00 per share for the prior 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Second Notice states that the Company has 180 calendar days from the date of the Second Notice, or until November 10, 2025, to regain compliance with the Bid Price Rule. As of November 10, 2025, the Company was not in compliance with the Bid Price Rule; however, on November 7, 2025, the Panel granted the Company an exception until January 30, 2026, to demonstrate compliance with that rule. If at any time before November 10, 2025, the bid price for the Company’s Class A Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number of days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Bid Price Rule, and the matter will be closed.

The Company is considering all available options to resolve the deficiency and regain compliance with the applicable Nasdaq Listing Rules within the timeframes required by Nasdaq. However, there can be no assurance that the Company will be able to complete the steps outlined in the Compliance Plan or regain compliance with the minimum bid price rule. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “DRCT.” See “Risk Factors” in Item 1A herein.

Equity Reserve Facility.

On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended, the “Purchase Agreement" and together with the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), and subsequently entered into an amendment with New Circle on October 24, 2025 (the “Amendment”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. The Company sold 1,580,000 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company sold 9,759,351 shares of the Company's Class A Common Stock for $5.9 million.

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

Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 183,000 advertisers per month in the nine months ended September 30, 2025, an increase of 25,000, or 16%, over the 158,000 advertisers per month in the nine months ended September 30, 2024. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform. However, as discussed elsewhere in this Report and our public filings, including in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we continue to face challenges related to our return to historic levels of revenue and profitability.
We continue to strive to retain existing publishers and add new publishers. Our proprietary Colossus SSP platform was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that smaller publishers often offer a more engaged, highly-valued, unique following but experience technological and budgetary constraints on the path to monetization. Our business strategy on the sell-side also presents significant growth potential, as we believe we are well positioned to provide advertisers of all sizes with extensive market reach connecting partners with curated creators and audiences, optimizing the entire media chain to drive better results for clients. We believe that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.
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
Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to a variety of impressions. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and digital out of home (“DOOH"). In the nine months ended September 30, 2025, we processed approximately 199 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 89 billion, or 45%, of those impressions from growing multicultural-focused audiences. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.

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
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of about 220 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 91% client retention amongst the clients that represent approximately 80% of our revenue during the nine months ended September 30, 2025. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenues
Sell-side advertising	$641	$2,202	$(1,561)	(71)%	$5,153	$33,001	$(27,848)	(84)%
Buy-side advertising	7,343	6,873	470	7%	21,133	20,204	929	5%
Total revenues	7,984	9,075	(1,091)	(12)%	26,286	53,205	(26,919)	(51)%

Cost of revenues
Sell-side advertising	1,457	2,654	(1,197)	(45)%	6,946	30,670	(23,724)	(77)%
Buy-side advertising	4,313	2,907	1,406	48%	11,171	8,091	3,080	38%
Total cost of revenues	5,770	5,561	209	4%	18,117	38,761	(20,644)	(53)%

Gross profit	2,214	3,514	(1,300)	(37)%	8,169	14,444	(6,275)	(43)%

Operating expenses	6,125	7,172	(1,047)	(15)%	18,429	22,973	(4,544)	(20)%
Loss from operations	(3,911)	(3,658)	(253)	7%	(10,260)	(8,529)	(1,731)	20%
Other expense, net	(1,089)	3,887	(4,976)	(128)%	(4,876)	1,323	(6,199)	(469)%
(Loss) income before income taxes	(5,000)	229	(5,229)	(2282)%	(15,136)	(7,206)	(7,930)	110%
Income tax expense	—	6,606	(6,606)	(100)%	—	6,132	(6,132)	(100)%
Net loss	$(5,000)	$(6,377)	$1,377	(22)%	$(15,136)	$(13,338)	$(1,798)	13%
Adjusted EBITDA (1)	$(2,963)	$(2,855)	$(108)	4%	$(7,440)	$(5,858)	$(1,582)	27%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”

Revenues
Our revenues of $8.0 million for the three months ended September 30, 2025 decreased by $1.1 million, or 12%, from $9.1 million for the three months ended September 30, 2024. Sell-side advertising revenue decreased $1.6 million, or 71% while buy-side revenue increased $0.5 million, or 7%, compared to the prior year period. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory. Management attributes the cause of this decrease to unexpected business disruption amongst our partners, advertisers and clients caused by multiple short attacks and a market-discredited blog post against our supply-side platform, Colossus SSP, in mid May 2024. Sell-side volumes have resumed but not yet at the levels experienced prior to the post in May 2024. The Company continues efforts to reconstitute its prior business, target new customers and develop new products for the sell-side segment. The Company sold approximately 154 million average monthly impressions in the third quarter of 2025, a decrease of 25% from the prior period. The increase in buy-side revenue of $0.5 million was due to growth from new customers of $2.3 million, including $2.1 million from customers in new verticals, partially offset by a $1.8 million decrease in spending from existing customers, including a $0.7 million decrease from customers no longer actively purchasing from the Company.

Our revenues of $26.3 million for the nine months ended September 30, 2025 decreased by $26.9 million, or 51%, from $53.2 million for the nine months ended September 30, 2024. Sell-side advertising revenue decreased $27.8 million, or 84%, while buy-side revenue increased $0.9 million, or 5%, compared to the prior year period. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory and the unexpected business disruption described above. The Company sold approximately 175 million average monthly impressions in the first nine months of 2025, a decrease of 87% from the prior period. The increase in buy-side revenue of $0.9 million was due to growth from new customers of $5.0 million, including $4.3 million from customers in new verticals, partially offset by a $4.1 million decrease in spending from existing customers, including a $3.6 million decrease from customers no longer actively purchasing from the Company.

Cost of revenues
Cost of revenues of $5.8 million for the three months ended September 30, 2025 increased by $0.2 million, or 4% from $5.6 million for the three months ended September 30, 2024. Sell-side advertising cost of revenues decreased $1.2 million, to $1.5 million, or 227% of sell-side revenue, for the three months ended September 30, 2025, compared to $2.7 million, or 121% of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 106% increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the three months ended September 30, 2025 of $0.8 million decreased by $0.1 million, or 4%, from fixed cost of sell-side revenues of $0.9 million for the same period in 2024. Buy-side advertising cost of revenues increased $1.4 million to $4.3 million, or 59% of buy-side revenue, for the three months ended September 30, 2025, compared to $2.9 million, or 42% of buy-side revenue, for the same period in 2024. See gross profit changes described in more detail below.

Cost of revenues of $18.1 million for the nine months ended September 30, 2025 decreased by $20.6 million, or 53% from $38.8 million for the nine months ended September 30, 2024. Sell-side advertising cost of revenues decreased $23.7 million to $6.9 million, or 135% of sell-side revenue, for the nine months ended September 30, 2025, compared to $30.7 million, or 93% of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 42% increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the nine months ended September 30, 2025 of $2.6 million decreased by $0.9 million, or 26%, from fixed cost of sell-side revenues of $3.5 million for the same period in 2024. Buy-side advertising cost of revenues increased $3.1 million, to $11.2 million, or 53% of buy-side revenue, for the nine months ended September 30, 2025, compared to $8.1 million, or 40% of buy-side revenue, for the same period in 2024. See gross profit changes described in more detail below.

Gross profit
Gross profit was $2.2 million, or 28% of revenue, for the three months ended September 30, 2025, compared to $3.5 million, or 39% of revenue, for the same period in 2024, reflecting a decrease of $1.3 million, or 37%. The change in gross profit margin percentage for the three months ended September 30, 2025 is attributable to lower gross profit margins for both the sell-side segment and the buy-side segment.

Sell-side advertising gross profit decreased $0.4 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin percentage was (127)% and (21)% for the three months ended September 30, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $0.9 million for the three months ended September 30, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin percentage was 41% and 58% for the three months ended September 30, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provided.

Gross profit was $8.2 million, or 31% of revenue, for the nine months ended September 30, 2025, compared to $14.4 million, or 27% of revenue, for the same period in 2024, reflecting a decrease of $6.3 million, or 43%. The change in gross profit margin percentage for the nine months ended September 30, 2025 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the lower sell-side fixed costs related to server capacity, analytic, development and technology-related costs.

Sell-side advertising gross profit decreased $4.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin percentage was (35)% and 7% for the nine months ended September 30, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $2.2 million for the nine months ended September 30, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin percentage was 47% and 60% for the nine months ended September 30, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provided.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Compensation, taxes and benefits	$3,624	$3,526	$98	3%	$10,927	$12,216	$(1,289)	(11)%
General and administrative	2,501	3,646	(1,145)	(31)%	7,502	10,757	(3,255)	(30)%
Total operating expenses	$6,125	$7,172	$(1,047)	(15)%	$18,429	$22,973	$(4,544)	(20)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.6 million increased by $0.1 million, or 3%, for the three months ended September 30, 2025 from $3.5 million for the same period in 2024. Compensation, taxes and benefits of $10.9 million decreased by $1.3 million, or 11%, for the nine months ended September 30, 2025 from $12.2 million for the same period in 2024. The decrease in the nine months ended September 30, 2025 compared to the prior year is primarily due to lower payroll costs resulting from a staff reduction made effective July 1, 2024 when we began to execute an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which has lowered certain ongoing expenses that positively affected the current period.

General and administrative expense
General and administrative (“G&A”) expenses of $2.5 million for the three months ended September 30, 2025 decreased by $1.1 million from the same period in 2024. G&A expenses as a percentage of revenue were 31% and 40% for the three months ended September 30, 2025 and 2024, respectively. The decrease in G&A expenses was primarily due to lower professional fees including $1.1 million in 2024 in costs to regain compliance with respect to delinquent SEC filings.

G&A expenses of $7.5 million for the nine months ended September 30, 2025 decreased by $3.3 million from the same period in 2024. G&A expenses as a percentage of revenue were 29% and 20% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in G&A expenses was primarily due to lower professional fees including $1.3 million in 2024 in costs to regain compliance with respect to delinquent SEC filings, as well as lower sales and marketing expenses, consulting costs and travel expenses due to ongoing cost savings measures.

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

Other expense (income), net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,				Change
	2025	2024	Amount	%	2025		2024		Amount	%
Interest expense	$(1,104)	$(1,413)	$309	(22)%	$(4,739)	j	$(4,068)	j	$(671)	16%
Expenses for Equity Reserve Facility	—	—	$—	nm	(198)	j	—	j	$(198)	nm
Derecognition of tax receivable agreement liability	—	5,201	$(5,201)	nm	—		5,201		$(5,201)	nm
Other income	15	99	(84)	(85)%	61	j	190	j	(129)	(68)%
Total other expense (income), net	$(1,089)	$3,887	$(4,976)	(128)%	$(4,876)		$1,323		$(6,199)	(469)%
nm – not meaningful
Total other expense (income), net for the three months ended September 30, 2025 and 2024 primarily consists of $1.1 million and $1.4 million, respectively, of interest expense. Interest expense decreased by $0.3 million compared to the prior period primarily due to reduction of outstanding debt resulting from the conversion of debt to preferred stock. Total other expense (income), net for the three months ended September 30, 2024 also includes $5.2 million relating to the derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets during the three months ended September 30, 2024.

Total other expense (income), net for the nine months ended September 30, 2025 and 2024 primarily consists of $4.7 million and $4.1 million, respectively, of interest expense. Interest expense increased by $0.7 million compared to the prior period primarily due to the debt discount amortization and higher cost on line of credit converted to long term debt partially offset by a decrease in interest expense from the reduction of outstanding debt resulting from the conversion of debt to preferred stock on August 8, 2025. Total other expense (income), net for the nine months ended September 30, 2024 also includes $5.2 million relating to the derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements, on May 10, 2024, the Company was the subject of a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company for a couple of weeks in May 2024, which reduced sell-side sales volumes. As of the date of this report, sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created significant disruption in the Company’s sell-side business. The Company is actively working with its partners to achieve prior volume levels. However, there can be no assurance that the Company will be able to achieve prior volume levels with its partners or on the timing of achieving such volume levels. Additionally, the Company (1) incurred a net loss of $15.1 million for the nine months ended September 30, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $16.1 million as of September 30, 2025, (3) reported cash and cash equivalents of $0.9 million as of September 30, 2025, and (4) was notified by Nasdaq on October 18, 2024 that it was not in compliance with Nasdaq's minimum stockholders' equity requirements although it reported, on October 14, 2025, that it believes it has satisfied the stockholders' equity requirement and awaits a formal compliance determination from Nasdaq. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility (subject to the federal government resuming operations and the effectiveness of the Form S-1 resale registration statement to enable such sales) and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity concerns. These actions include (1) a plan to reduce expenses through a staff reduction, a pause on hiring and cost savings measures that were executed on July 1, 2024 with continuing cost saving impacts through September 30, 2025, (2) working with lenders to provide temporary various relief from debt covenants via amendments from October 2024 through October 2025 (see Note 3 — Long-Term Debt to our condensed consolidated financial statements) while rebuilding sell-side volumes, (3) putting in place a program to raise capital through an Equity Reserve Facility with stock sales continuing into 2025 (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), (4) converting $25.0 million and $10.0 million of debt with Lafayette Square to convertible preferred stock on August 8, 2025 and October 14, 2025, respectively, to achieve compliance with Nasdaq's minimum stockholders' equity requirement (see Note 3 - Long-Term Debt), (5) paying off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 - Long-Term Debt) and (6) a plan to maintain compliance with Nasdaq's minimum stockholders' equity requirement by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.

Sources of Liquidity
The following table summarizes our cash and cash equivalents, and working capital deficit on September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$871	$1,445
Working capital deficit	$(11,144)	$(4,815)

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

Historical Cash Flows:
The following table sets forth our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(7,036)	$(7,095)
Net cash used in investing activities	(38)	(17)
Net cash provided by financing activities	6,500	6,083
Net decrease in cash and cash equivalents	$(574)	$(1,029)
Our cash and cash equivalents at September 30, 2025 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with December 31, 2024, primarily resulted from $7.0 million in cash flows used in operating activities partially offset by $6.5 million in cash flows provided by financing activities.
Operating Activities
For the Nine Months Ended September 30, 2025 and 2024
Cash provided by operating activities has typically been generated from net income and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for certain non-cash and non-operating expense items such as depreciation, amortization, stock-based compensation and deferred income taxes.

For the nine months ended September 30, 2025, net cash flows used in operating activities were $7.0 million and consisted of net loss of $15.1 million, offset by $6.0 million in adjustments for non-cash and non-operating items and $2.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $4.9 million and stock-based compensation expense of $1.1 million. The $2.1 million increase in cash resulting from changes in working capital primarily consisted of a $1.4 million decrease in accounts receivable, a $1.0 million increase in accrued expenses such as payroll and debt restructuring expenses, and a $0.6 million increase in accounts payable, offset by a $0.9 million increase in prepaid expense. The decrease in accounts receivable is mainly due to the continued impact from the May 2024 temporary disconnection by a significant customer as a result of the customer investigating a defamatory article / blog post against the Company.

For the nine months ended September 30, 2024, net cash flows used in operating activities were $7.1 million and consisted of net loss of $13.3 million, offset by $4.1 million in adjustments for non-cash and non-operating items and $2.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $2.3 million, stock-based compensation expense of $0.8 million and deferred tax expense of $6.1 million partially offset by $5.2 million of derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets. The $2.1 million increase in cash resulting from changes in working capital primarily consisted of a $30.9 million decrease in accounts receivable, partially offset by a $27.5 million decrease in accounts payable and a $1.5 million decrease in accrued expenses such as payroll and payroll related expenses. The decrease in accounts payable and accounts receivable is mainly due to the May 2024 temporary disconnection by a significant customer as a result of a customer investigating a defamatory article / blog post against the Company, as well as a payment of $8.8 million to a few publishers associated with a charge recorded in 2023 related to a disputed short pay from as customer.
Investing Activities
For the Nine Months Ended September 30, 2025 and 2024
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the nine months ended September 30, 2025 and 2024, net cash flows used in investing activities of less than $0.1 million were primarily related to office furniture and leasehold improvements.
Financing Activities
For the Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, net cash provided by financing activities was $6.5 million mainly resulting from $6.7 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility and $3.8 million of proceeds from term loan partially offset by $3.7 million for payments on the line of credit and $0.2 million for payments of expenses for the Equity Reserve Facility and deferred financing costs.

For the nine months ended September 30, 2024, net cash provided by financing activities was $6.1 million mainly resulting from $6.7 million of proceeds from line of credit and $0.2 million proceeds from warrants exercised partially offset by $0.6 million for payments on shares withheld for taxes and $0.4 million paid on the term loan.

Contractual Obligations and Future Cash Requirements

As of September 30, 2025, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $3.8 million in the remainder of 2025, $12.4 million in 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new credit facility. The leases will require minimum payments of $0.1 million in 2025, $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029, and less than $0.1 million thereafter. As of September 30, 2025, we had cash and cash equivalents of $0.9 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for stock-based compensation, expenses for the Equity Reserve Facility and derecognition of tax receivable agreement liability (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,000)	$(6,377)	$(15,136)	$(13,338)
Add back (deduct):
Interest expense	1,104	1,413	4,739	4,068
Amortization of intangible assets	488	488	1,465	1,465
Stock-based compensation	374	149	1,079	811
Depreciation and amortization of property, equipment and software	71	67	215	205
Expenses for Equity Reserve Facility	—	—	198	—
Income tax expense	—	6,606	—	6,132
Derecognition of tax receivable agreement liability	—	(5,201)	—	(5,201)
Adjusted EBITDA	$(2,963)	$(2,855)	$(7,440)	$(5,858)

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
Critical Accounting Estimates and Related Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company uses estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances, stock-based compensation and fair values of assets and liabilities acquired in business combinations as well as preferred stock issued.

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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2025 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of September 30, 2025.
Material Weaknesses
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023 and 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of September 30, 2025.
Management’s Plan to Remediate the Previously Reported Material Weaknesses
Management has implemented remediation steps to address the material weakness and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024.The second phase of the project, which consists of strengthening and enhancing its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters started in 2024 and is still in progress to this date. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of September 30, 2025. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.

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
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief which was due to the court on November 3, 2025. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
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

Any shutdown of the federal government, including the one that began on October 1, 2025, can delay our ability to conduct public offerings including by filing a registration statement with the U.S. Securities and Exchange Commission, which could have a material adverse effect on our business and operations.

Over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the Securities and Exchange Commission (the “SEC”), had to furlough critical employees and stop critical activities. The U.S. federal government’s new fiscal year began October 1, 2025, without the passage of appropriation acts or a continuing resolution (“CR”) and the government began its shutdown procedures, to include furloughing government civilian employees. It is unclear at this time when either a CR or appropriations act will be enacted. Federal agencies have published guidance for identifying those functions that may continue to be carried out in the absence of available appropriations. Certain SEC functions, like the Staff of the SEC’s Division of Corporation Finance’s review and acceleration of effectiveness of registration statements filed pursuant to the Securities Act of 1933, as amended, have been suspended. This means that the Company may not be able to have declared effective a registration statement for a public offering or a resale registration statement for a selling stockholder on the timeline desired by the Company, or at all. If a prolonged government shutdown occurs, it could significantly impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Subsequent to the end of an extension period granted by the Staff, the Company received a letter indicating that its common stock would be delisted. The Company then requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The hearing was held on May 29, 2025 and, by decision dated June 9, 2025, the Panel accepted the Company’s proposed plan to regain compliance with the Stockholders’ Equity Requirement, and granted the Company’s request for an extension through October 14, 2025 to do so, subject to the Company’s satisfaction of certain interim conditions.

Since June 30, 2025, the Company completed a series of transactions including the sale of Class A Common Stock under the Equity Reserve Facility and a conversion and exchange of term loans of $35.0 million into shares of Series A Preferred Stock, as described elsewhere.

On November 7, 2025, the Panel notified the Company that the Staff has determined that the Company has evidenced compliance with the Stockholders’ Equity Requirement, but that the Panel has imposed a discretionary panel monitor for a period of one year. Should the Company fail to maintain compliance with any continued listing requirement, the Staff will issue a delist determination letter and the Company may seek a new hearing with the Panel.

Also as previously disclosed, on May 12, 2025, the Company received a second notice (the “Second Notice”) from the Staff notifying the Company that because the closing bid price of the Company’s Class A common stock was below $1.00 per share for the prior 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Second Notice states that the Company has 180 calendar days from the date of the Second Notice, or until November 10, 2025, to regain compliance with the Bid Price Rule. As of November 10, 2025, the Company was not in compliance with the Bid Price Rule; however, on November 7, 2025, the Panel granted the Company an exception until January 30, 2026, to demonstrate compliance with that rule. If at any time before November 10, 2025, the bid price for the Company’s Class A Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number of days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Bid Price Rule, and the matter will be closed.

The Company is considering all available options to resolve the deficiency and regain compliance with the applicable Nasdaq Listing Rules within the timeframes required by Nasdaq. However, there can be no assurance that the Company will be able to complete the Compliance Plan or regain compliance with the minimum bid price rule. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on the Nasdaq Capital Market under the symbol “DRCT.”

Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A Common Stock is delisted by the Nasdaq, the price of our Class A Common Stock may decline and our Class A Common Stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their Class A Common Stock or obtain accurate quotations as to the market value of our Class A Common Stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A Common Stock and the ability of our stockholders to sell our Class A Common Stock in the secondary market. In addition, holders of our Series A Preferred Stock may be impacted due to the lack of liquidity of the Class A Common Stock into which the Series A Preferred Stock is convertible.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	June 10, 2025	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	August 11, 2025	3.1
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	October 20, 2025	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.					X
3.6	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1	Amendment to Term Loan and Security Agreement, dated August 8, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	August 11, 2025	10.1
10.2	Letter Agreement, dated August 8, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	August 11, 2025	10.2
10.3	Amendment to Term Loan and Security Agreement, dated September 8, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	September 12, 2025	10.1
10.4	Ninth Amendment to Term Loan and Security Agreement, dated October 14, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 20, 2025	10.1

10.5	Letter Agreement, dated October 14, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	October 20, 2025	10.2
10.6	Amendment No. 1 to Share Purchase Agreement by and between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC, dated October 24, 2025.	8-K	001-41261	October 30, 2025	10.1
10.7	Tenth Amendment to Term Loan and Security Agreement, dated October 28, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 30, 2025	10.2
10.8	Letter Agreement, dated October 28, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	October 30, 2025	10.3
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: November 12, 2025	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)