Form 10-K
period 2025-12-31
Direct Digital Holdings, Inc.
filed 2026-03-31
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 26, 2026, there were 2,803,037 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 168,645 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $6.5 million.

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
•“DDH LLC” refers to Direct Digital Holdings LLC, a Texas limited liability company jointly owned by the Company and DDM (as defined below).
•“DDM” refers to Direct Digital Management, LLC, a Delaware limited liability company indirectly owned by Mark Walker, our Chairman and Chief Executive Officer, and Keith Smith, our President, which entity owns LLC Units (as defined below) and which also holds noneconomic shares of Class B Common Stock of DDH. DDM may exchange or redeem its LLC Units for shares of our Class A Common Stock as described in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence,” together with a cancellation of the same number of its shares of Class B Common Stock.
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

PART I
ITEM 1.              Business
Company Overview
We are an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, is the holding company for DDH LLC, the business formed by our founders in 2018 through acquisitions of Colossus Media and Huddled Masses. Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. In September 2020, DDH LLC acquired Orange 142 to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, we completed our initial public offering and certain organizational transactions which resulted in our current structure. In October 2024, we announced the unification of our buy-side businesses, Orange 142 and Huddled Masses.
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
Providing both the front-end, buy-side operations coupled with our proprietary sell-side operations enables us to curate the first through last mile in the ad tech ecosystem execution process to drive results.
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

The Sell-Side Platform: Colossus SSP
Colossus Media, which has been in operation since 2017, owns and operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP™. The Company’s platform allows the Company to sell, in real time, ad impressions from publishers to buyers and provides automated inventory management and monetization tools to publishers across various device types and digital ad formats. In 2025, our platform processed over 170 billion average monthly impressions and served approximately 174,000 buyers or advertisers. Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we have invested across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain.
Colossus SSP is agnostic to any specific DSP. We have added new DSP partners especially where we believe the DSP might offer a unique advertising base seeking to target both our growth and general market audiences at scale. This business began as a trading desk supporting advertisers’ desires to reach growth audiences and has evolved into an ad tech platform supporting outreach to all audiences at scale. We partner with publishers that range from small to large in scale spanning from those with multi-million viewers daily to those who curate a small niche and loyal viewership.
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
We understand that small and mid-sized businesses often operate within constrained marketing budgets and localized footprints. Our objective is to deliver precise, ROI-focused advertising solutions that offer measurable campaign success. We serve the needs of about 195 small-to-mid-sized clients through our buy-side segment. Our buy-side leverages leading DSPs and advertising channels. This collaboration empowers us to drive increased advertising ROI and reduce customer acquisition costs for our clients. Through effective marketing strategies tailored to local markets, we aim to level the playing field for our buy-side customers, allowing them to compete effectively with larger advertisers. We believe our competitive advantage lies in our data-driven technology, enabling us to offer front-end, buy-side planning for small-to-mid-sized clients. Coupled with our access to multiple DSPs and advertising channels, we strive to deliver superior ROI.
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
The Strategic Pivot: Linear Broadcast to OTT/CTV. The transition from Linear Broadcast to OTT/CTV has reached a critical tipping point. According to updated EMARKETER and IAB forecasts, the combined US TV ad market will hover near $100 billion through 2027, but the internal composition has shifted permanently. While Linear TV continues a structural decline, CTV ad spending is projected to reach $40.9 billion by 2027 and surge to $46.9 billion by 2028, officially surpassing traditional TV for the first time. CTV is now driving essentially all of the sector's growth, fueled by a low-to-mid teens year-over-year increase in spend.
This evolution is driven by the mass adoption of premium ad-supported video-on-demand tiers (“AVOD”) from providers like Netflix, Disney+, and Amazon Prime Video, alongside the explosion of Free Ad-Supported Streaming TV (“FAST”). Digital sources have become the dominant viewing experience for a majority of broadband-enabled households. Consumers now demand the flexibility of "on-demand" content with fewer, more relevant interruptions. Consequently, savvy advertisers are moving beyond simple brand awareness, reallocating budgets toward CTV platforms that offer sophisticated data targeting, retail media integration, and measurable performance across a fragmented media landscape.
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
Our Customers
On the sell-side of our business, our customers (or buyers) include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 174,000 advertisers per month in 2025 compared to approximately 168,000 in 2024. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization (“SPO”) agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
On the buy-side of our business, our customers consist of purchasers of digital advertising inventory (ad space). We serve the needs of about 195 small and mid-sized clients, consisting of advertising buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. Many advertising agencies and advertising holding companies have a decision-making function that is generally highly decentralized, such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We serve a variety of customers across multiple industries including travel/tourism (including destination marketing organizations or “DMOs”), education, energy, consumer packaged goods, healthcare, financial services and other industries.
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
•High Client Retention Rate and Cross Selling Opportunities. During 2025, we had approximately 174,000 buyers on the sell-side and about 195 clients on the buy-side. They understand the independent nature of our platform and relentless focus on driving ROI-based results. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
•Resilience Despite Challenging Circumstances. In 2022 and 2023, we grew our revenue steadily and increased our gross profit, which we believe demonstrated the power of our technology platform, the strength of our client relationships and the leverage inherent to our business model. For the years ended December 31, 2023 and 2022, our revenue was $157.1 million and $89.4 million, respectively. For the years ended December 31, 2023 and 2022, our gross profit was $37.6 million and $29.3 million, respectively. For 2024, our revenue and gross profit were $62.3 million and $17.4 million, respectively. For 2025, our revenue and gross profit were $34.7 million and $10.4 million, respectively. The decrease in revenue and gross profit in 2024 and 2025 compared to the prior years was primarily caused by one of the Company’s sell-side customers pausing its connection to the Company during the second quarter of 2024 while it investigated allegations made against the Company in a defamatory article / blog post which the Company believes was part of a coordinated misinformation campaign. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024, which has continued to affect periods to date. We believe that this incident, and its impact on our results of operations during 2024 and 2025, is not reflective of the strength of our underlying business model.

•Experienced Management Team. Our management team, led by our two founders, has significant experience in the digital advertising industry and in identifying and integrating acquired businesses. Specifically, our two founders, Chairman and Chief Executive Officer Mark Walker and President Keith Smith, have over 50 years of combined experience. The team has led digital marketing efforts for both large and small companies with unique experience leading these companies through the challenges of transitioning platforms into the programmatic advertising space. Our Chief Technology Officer, Anu Pillai, is experienced in developing digital platforms on both the sell-side and buy-side, ranging from consumer-packaged goods (“CPG”) companies focused on e-commerce to publishers seeking to monetize their ad inventory. Our Chief Financial Officer, Diana Diaz, a former audit senior manager at Deloitte & Touche LLP, has significant experience working as CFO of a high growth microcap public company for more than ten years as well as other CFO and leadership roles at public and nonpublic companies. Our Chief Growth Officer, Maria Lowrey, was named a top 100 Leader in Energy and has over 20 years of senior level leadership experience working across publicly traded companies leading customer acquisition sales channels, scaling sales channels, and forging relationships that deliver material growth through business-to-business (“B2B”) or business-to-business-to-consumer (“B2B2C”) strategic partnerships.
•Industry Recognition. We have been designated as a top minority owned business and National Minority Supplier Diversity Council (“NMSDC”) certified to work with top Fortune 500 companies, brands and agencies to help them achieve their strategic goals by working with our media and advertising platform. The Company and its founders have also been recognized by Deloitte Technology Fast 500, EY Entrepreneur of the Year honors and multiple awards from the Sammys, MARCOM and AVA Digital Awards.
Our Growth Strategy
We have a multi-pronged growth strategy in order to create opportunities. Our key growth strategies include our plans to:
•Continue to expand our highly productive “on the ground” sales teams throughout the United States, with a particular focus on markets where we believe our client base is underserved.
•Utilize management’s experience to identify and close additional acquisition opportunities to accelerate expansion into new industry verticals, grow market share and enhance platform innovation capabilities to create new sales channels.
•Leverage our end-to-end product offering as a differentiating factor to win new business and cross-sell to existing clients.
•Aggressively grow our curated audience offerings to ensure we are helping our customers reach the consumers most important to them through the multiple channels they are engaging with, including high growth content formats such as OTT/CTV in-app and Digital Out of Home (“DOOH”).
•Continue to innovate and develop our audience curation and data targeting capabilities to inform decision-making and optimize client campaigns.
•Invest in further optimization of our infrastructure and technology solutions to maximize revenue and operating efficiencies.
Revenues
We generate revenue through a broad range of offerings. On the sell-side of our business, through our proprietary Colossus SSP, we generate revenues by selling advertising inventory (digital ad units) that we purchase from publishers to advertisers through a process of monetizing ad impressions on our proprietary sell-side programmatic platform operating under the trademarked banner Colossus SSP. The platform enables programmatic media buyers to buy ad inventory from our host of publishers and content creators aggregated to provide access to buyers at scale. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. In 2025, we processed approximately 170 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 76 billion, or 45%, of those impressions from growing multicultural-focused audiences. We provide our publishers with access to a host of media buyers on a daily basis. Our publishers, through our platform, had access to approximately 174,000 buyers of ad inventory over 2025. We have a sales team working on behalf of our publishers to enlist more ad buyers across all media channels to generate more revenue for our publishers. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as through OTT/CTV, digital audio, DOOH, and other channels and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.
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
Marketing, Sales and Distribution
Our sales organization focuses on marketing our technology and advertising solutions to increase the adoption of our products by existing and new sellers and buyers. We market our products and services to sellers and buyers through our national sales team that operates from various locations across the United States. This team leverages market knowledge and expertise to demonstrate the benefits of data driven advertising solutions across a range of platforms, including programmatic, search, social, CTV and influencer marketing and how we can drive better performance and results for our clients. We are focused on expanding our national sales presence primarily by growing our sales personnel presence in certain states and regions around the country in which we currently operate and/or are seeking to establish a presence. We typically seek to add experienced sales personnel with an established track record and/or verifiable book of business and client relationships.
Our sales team has several fundamental sales channels to drive new business and upsell existing customers through (1) a consulting performance marketing services team that advises clients on a more enterprise level in the design and implementation of a digital media strategy or necessary technology marketing stack to ensure their media dollars are optimized to the fullest potential to deliver performance objectives; (2) a professional outbound face-to-face sales team with each salesperson working with clients to provide customized omnichannel driven digital media plans based on the client’s ROI goals and budgets; (3) our inbound sales and client services team that works closely with clients to manage and/or support campaigns; (4) the new Ignition+ team, recently launched by the Company, which is supported by senior programmatic experts with deep experience across both the buy and sell-sides of the ecosystems to help Fortune 1000 brands and large independent agencies manage high-volume, complex media investments that require unified infrastructure and greater economic clarity and scale with an enterprise-focused programmatic solution; (5) a publisher relationship development team; and (6) a buyer development team focused on relationships across holding companies, brands and large independent agencies to deliver on private marketplace ("PMP") deals and/or inventory needs to meet clients' objectives.
Our marketing initiatives are focused on managing our brand, increasing market awareness and driving advertising spend to our platform. We often present at industry conferences as thought leaders, create custom events and invest in public relations. In addition, our marketing team advertises online and in other forms of media, creates case studies showcasing our capabilities through our client success stories, sponsors research, writes whitepapers, publishes marketing collateral, generates blog posts and undertakes client research studies.
Competition
Sell-Side Competition
On the sell-side of the digital advertising industry, competition is robust but more consolidated around a handful of major players, including Pubmatic, Magnite and Google Ads Manager, though dozens of SSPs remain in operation. We continue to refine our offering so that it remains competitive in scope, ease of use, scalability, speed, data access, price, inventory quality, brand security, customer service, identity protection and other technological features that help sellers monetize their inventory and buyers increase the return on their advertising investment. While our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors. We can achieve this by ensuring that we have the right integrations and implementations in place. Our traffic verification partner is directly integrated within our exchange to ensure inventory quality on a real-time basis. We partner with an accredited Media Rating Council vendor to provide an added layer of security through sophisticated IVT detection and filtration. We believe that our verification with the Trustworthy Accountability Group indicates our status as a trusted player in the digital advertising ecosystem. Through our direct integration with The Media Trust’s Creative Quality Assurance (QA) product, we detect and eliminate the serving of malicious ads in real time, and by transacting on a universal cookie ID, consumers are served more relevant ads, advertisers reach more valuable users and publishers can match their audience data. In the end, we believe these factors enable our sales team to promote the advantages of our platform and drive greater adoption of Colossus SSP.
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
Human Capital Resources
As of December 31, 2025, we had 73 employees, the majority of whom are full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have not experienced any labor-related work stoppages and believe our relations with our employees are good. Respect for human rights and a commitment to ethical business conduct are fundamental to our business model. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.
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
We own intellectual property related to our owned sites. We acquired the license to our proprietary Colossus SSP platform in 2022 from our third-party developer. As of December 31, 2025, we owned four websites and URLs in varying stages of development to support our marketers advertising efforts. We also hold seven U.S. registered trademarks.

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
ITEM 1A.            Risk Factors
Summary of Material Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor below. Some of these material risks include:
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
•If we fail to satisfy applicable listing standards, our Class A Common Stock may be delisted from the Nasdaq Capital Market.
•Our strategic shift to focusing on driving digital marketing spend among buy-side and new enterprise customers may not achieve the benefits anticipated by management.
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
Our credit facilities, as defined in Note 3 — Long-Term Debt to our consolidated financial statements, contain affirmative and negative covenants including a minimum unrestricted cash requirement of $450,000 at all times. These covenants may limit the amount of our borrowing available under the credit facilities, affect our ability to operate our business and may limit our ability to have sufficient funding or otherwise to take advantage of potential business opportunities as they arise.
Our ability to comply with the covenants and restrictions contained in the credit facilities may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If the market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lender could elect to terminate commitments, cease making further loans, cause its loan to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.
Our ability to (1) renew our existing term credit facility, which matures on December 3, 2026, or (2) enter into any new credit facility may be limited due to various factors, including the status of our business, global credit market conditions and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs and reduce our operating flexibility.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
Our audited consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2025, we had cash and cash equivalents of $0.7 million and an accumulated deficit of $27.7 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. These factors include the May 2024 pause by a sell-side customer of its connection to the Colossus SSP resulting from allegations contained in a defamatory article / blog post, which we believe was part of coordinated misinformation campaign. Our ability to continue as a going concern will depend on our ability to successfully manage costs after executing a reorganization plan on July 1, 2024, work with partners to achieve prior volume levels of sell-side revenue and obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining additional or expanded lines of credit, debt or equity financings, or other arrangements. Our future success depends on our ability to raise capital and/or implement the various strategic alternatives discussed above. We cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities, these securities may have rights, preferences, or privileges senior to those of our Class A Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to modify our business plans and operations, further cut operating costs, forego future development and other opportunities, or even terminate our operations.

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
Our strategic shift to focusing on driving digital marketing spend among buy-side and new enterprise customers may not achieve the benefits anticipated by management, which could cause a material adverse effect on our business and prospects.

During 2025, the Company worked to reconstitute its prior business, target new customers and develop new products for the sell-side segment but was unable to achieve historical volumes. Beginning in 2026, the Company has shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+. If we are unable to realize the benefits of this strategic shift, or the change in strategy results in unexpected costs or delays, our business and prospects could be materially adversely affected.

High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the year ended December 31, 2025, two buy-side customers represented 27% of revenues. For the year ended December 31, 2024, one sell-side customer represented 46% of revenues. As of December 31, 2025, three buy-side customers accounted for 43% of accounts receivable. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable.
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
We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our sell-side platform for improper purposes, which could materially affect us. For example, our sell-side platform could be used to divert or artificially inflate advertiser purchases, or to disrupt or divert the operation of our systems and the devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings, stage cyberattacks, or for other illicit purposes. In addition, the success of our buy-side advertising business depends on our ability to deliver effective digital advertising campaigns to publishers, advertisers and agencies. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of our business, including any given digital advertising campaign, and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self-regulatory bodies, the U.S. Federal Trade Commission (the “FTC”) and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business, any of which could have a material adverse effect on our business, prospects or results of operations.

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
Some consumers also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption and screen overcrowding. Ad- blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device. If more consumers adopt these measures, our business, results of operations, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on our business, results of operations and financial condition if they reduce the volume or effectiveness and value of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad- blockers could place us at a disadvantage because we rely on third-party data, while some large competitors have a significant amount of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our publishers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad- blockers do not ultimately have an adverse effect on our business, investor concerns about ad- blockers could cause our stock price to decline.
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
Our work for DMOs carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•Government entities typically fund projects through appropriated monies and demand is affected by public sector budgetary cycles and funding authorizations;
•Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients, including additional scrutiny and publicity;
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
A portion of our revenue has been derived from customers that programmatically purchase or sell advertising inventory through our platform. We expect that spending on programmatic ad buying and selling will continue to be a source of revenue for the foreseeable future, and that the velocity of our revenue growth will depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. Because our industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:

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
Our sales cycle, from initial contact to contract execution and implementation, can take significant time. Our sell-side sales cycle often has a duration of six-to-twelve months, while our buy-side business sales cycle often has a duration of three-to-nine months. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform, and working through technical connections and troubleshooting technical issues with prospective customers. Some of our customers undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and therefore the amount of revenue we generate, and it may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.
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
We are subject to securities class action litigation, which is expensive and could divert our management’s attention, harm our reputation, and leave us liable for substantial damages. For example, on May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. These two actions have now been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief on November 3, 2025. The Company filed a response brief on January 2, 2026. The lead plaintiff filed a reply brief on February 6, 2026. The Company now awaits the Court's decision about whether to set the case for oral argument. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.

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
Risks Related to our Offering with New Circle and Owning our Securities
The sale or issuance of our Class A Common Stock to New Circle may cause dilution and the sale of the shares of Class A Common Stock acquired by New Circle, or the perception that such sales may occur, could cause the price of our Class A Common Stock to decrease.
On October 18, 2024, we entered into the Purchase Agreement with New Circle, which was subsequently amended, pursuant to which (i) we issued 1,141 shares of Class A Common Stock having an aggregate value of $150,000 to New Circle as the Commitment Shares, as partial consideration for New Circle’s commitment to purchase shares of Class A Common Stock under the Purchase Agreement in lieu of a cash payment, and (ii) New Circle has committed to purchase up to $100 million of our Class A Common Stock. In addition, we issued 1,818 shares of Class A Common Stock to New Circle in October 2025 as partial consideration for the amendment that increased the commitment size from $20 million to $100 million.

The shares of our Class A Common Stock that may be issued under the Purchase Agreement may be sold by us to New Circle at our discretion from time to time over the 36-month period following the Commencement (such date on which all of such conditions are satisfied, the “Commencement Date”). The purchase price for the shares that we may sell to New Circle under the Purchase Agreement will fluctuate based on the price of our Class A Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Class A Common Stock to decrease.

We have the right to control the timing and amount of any future sales of our shares to New Circle, subject to certain limitations set forth in the Purchase Agreement. Additional sales of our Class A Common Stock, if any, to New Circle will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to New Circle all, some or none of the additional shares of our Class A Common Stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell additional shares to New Circle, after New Circle has acquired the shares, New Circle may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to New Circle by us could result in substantial dilution to the interests of other holders of our Class A Common Stock. Additionally, the sale of a substantial number of shares of our Class A Common Stock to New Circle, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Further, we are not restricted from issuing additional securities in the future (other than through a variable rate transaction, subject to certain exceptions), including shares of our Class A Common Stock, securities that are convertible into or exchangeable for, or that represent the right to receive, our Class A Common Stock or substantially similar securities. To the extent that we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.
We may direct New Circle to purchase up to $100 million worth of shares of our Class A Common Stock under our agreement over a 36-month period pursuant to purchase notices that we deliver to New Circle under the Purchase Agreement. Unless otherwise waived by New Circle, the maximum number of shares that may be purchased pursuant to each purchase notice is equal to a number of shares up to the lesser of (i) the number of shares equal to 100% of the average daily trading volume of our Common Stock during the five trading days immediately preceding the date of our purchase notice or (ii) 100,000 shares, provided that New Circle may agree, in its sole discretion to waive such provision and purchase shares in excess of such amounts in connection with one or more particular purchase notices.

The extent we rely on New Circle as a source of funding will depend on a number of factors including the prevailing market price of our Class A Common Stock and the extent to which we are able to secure financing from other sources. If obtaining sufficient financing from New Circle were to prove unavailable or prohibitively dilutive, we may need to secure another source of funding in order to satisfy our financing needs. Even if we sell all $100 million under the Purchase Agreement to New Circle, we may still need additional capital to finance our future working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A Common Stock could be reduced. A financing could involve one or more types of securities including Class A Common Stock, convertible debt or warrants to acquire Class A Common Stock. These securities could be issued at or below the then prevailing market price for our Class A Common Stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Class A Common Stock, the market price of our Class A Common Stock could be negatively impacted.

Should the financing we require to sustain our financing needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of Class A Common Stock to New Circle, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.
We will not receive any proceeds from the resale of shares of our Class A Common Stock by the selling stockholder. However, our management will have broad discretion as to the use of the net proceeds from our sale of shares of Class A Common Stock to New Circle, and we could use them for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used as you may deem to be appropriate. It is possible that, pending their use, we may invest those net proceeds in a manner that may not yield a favorable, or any, return for us. The manner in which our management uses such funds could have a material adverse effect on our business, financial condition, operating results and cash flows.

We have identified a material weakness in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial statements.
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company identified a material weakness in its internal control over the technical evaluation of accounting matters that existed as of December 31, 2023, 2024 and 2025. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2025.

Management has implemented remediation steps to address the material weakness and to improve its internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The second phase of the project, which consists of strengthening and enhancing its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters started in 2024 and is still in progress to this date. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of December 31, 2025. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.

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
If we fail to maintain compliance with applicable listing standards, our Class A Common Stock may be delisted from the Nasdaq Capital Market.

In the past, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) or the minimum bid price rule for continued listing under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The Company is also subject to a discretionary panel monitor which lasts until November 7, 2026 for the Stockholders' Equity Rule and February 12, 2027 for the Bid Price Rule. As reported in our consolidated financial statements, the Company believes that it is not in compliance with the Stockholders' Equity Rule as of December 31, 2025. Should Nasdaq determine that the Company fails to maintain compliance with any Nasdaq continued listing requirement during a panel monitor period, the Staff of Nasdaq’s Listing Qualifications Department will issue a delist determination letter and the Company may seek a new hearing with the Panel. There can be no assurances, however, that we will be successful in maintaining the listing of our Class A Common Stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A Common Stock is delisted by the Nasdaq, the price of our Class A Common Stock may decline and our Class A Common Stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their Class A Common Stock or obtain accurate quotations as to the market value of our Class A Common Stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A Common Stock and the ability of our stockholders to sell our Class A Common Stock in the secondary market.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our Class A Common Stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following: changes in demand for our platform, including related to the seasonal nature of spending on digital advertising campaigns; changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services; changes in our customer base and platform offerings; the addition or loss of customers; changes in advertising budget allocations, agency affiliations or marketing strategies; changes to our product, media, customer or channel mix; changes and uncertainty in the regulatory environment for us, advertisers or publishers; changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales; changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising; disruptions or outages on our platform or by or through third party intermediaries used by our platform; the introduction of new technologies or offerings by our competitors; changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business; timing differences between our payments for advertising inventory and our collection of related advertising revenue; the length and unpredictability of our sales cycle; and costs related to acquisitions of businesses or technologies, or employee recruiting. Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may, from time to time, fall below our estimates or the expectations of analysts and investors.

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
We have never declared or paid any dividends on our Class A Common Stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our existing debt arrangement preclude us from paying dividends and our future debt agreements, if any, may contain similar restrictions. As a result, you may only receive a return on your investment in our Class A Common Stock if the market price of our Class A Common Stock increases.
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States ("U.S. GAAP"). If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
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
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management team. Our board of directors has ultimate oversight regarding our cybersecurity with our audit committee specifically assisting the board of directors in the role of risk oversight by regularly reviewing cybersecurity matters and reporting to the board of directors. The Company’s Chief Technology Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters. Cybersecurity risk matters are reflected on reports and updates to operations management, senior management and our audit committee on a quarterly basis. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. To aid the board of directors with its cybersecurity and data privacy oversight responsibilities, the board of directors engages outside experts as appropriate to evaluate the Company's cybersecurity posture. Most recently, an independent third-party cybersecurity advisor presented to the board of directors on developments in the threat landscape, best practices in security program management, and an assessment of the Company's current cybersecurity posture. Our board of directors also engages in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
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
ITEM 2.              Properties
Our headquarters are located in Houston, Texas, where we occupy a facility with approximately 8,000 square feet under a lease that expires in February 2030. We also have a permanent office in Austin, Texas. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any expansion of our operations.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's sell-side business. During 2025, the Company worked with its partners to achieve prior sell-side volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant 21 days to amend their counterclaim. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief on November 3, 2025. The Company filed a response brief on January 2, 2026. The lead plaintiff filed a reply brief on February 6, 2026. The Company now awaits the Court's decision about whether to set the case for oral argument. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
ITEM 4.              Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is traded on The Nasdaq Capital Market under the symbol “DRCT.”
Holders
As of March 27, 2026, there were four holders of record of our outstanding Class A Common Stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records. A substantially greater number of holders of our Class A Common Stock are beneficial owners of common stock whose shares are held in the names of banks, brokers, dealers or clearing agencies.
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
•our ability to maintain compliance with the listing standards of the Nasdaq Capital Market;
•our ability to realize the benefits of our strategic shift to focusing on driving digital marketing spend among buy-side and new enterprise customers;
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
Overview
Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment (“ROI”) across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for DDH LLC, the business formed by the Company’s founders in 2018 through acquisitions of Colossus Media and Huddled Masses. Colossus Media operates the Company’s proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. In September 2020, DDH LLC acquired Orange 142 to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering and certain organizational transactions which resulted in the Company's current Up-C structure as described in Note 6 — Related Party Transactions to our consolidated financial statements. In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of December 31, 2025, it owns 88.7% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	Buy-side	November 13, 2012	June 21, 2018

Our sell-side advertising business, operated through Colossus Media, provides advertisers of all sizes a programmatic advertising platform that automates the sale of ad inventory between advertisers and marketers leveraging proprietary technology. Our platform is intended to reach across a wide array of media partners to help brands, media holding companies, independent agencies or emerging businesses reach audiences, curated creators and helps publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and CTV. Our platform offers advertising inventory and creator content that aligns with brands, media holding companies and mid-market agencies focusing on key growth audiences.
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
Providing both the front-end, buy-side advertising operations coupled with our proprietary sell-side operations is intended to enable us to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenue and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. On and prior to December 31, 2025, we have operated as two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142. All our revenues are attributable to the United States. As further described below in the Liquidity and Capital Resources – Going Concern section, the Company has experienced a series of unexpected setbacks in the past two years, particularly in the sell-side. During 2025, the Company worked to reconstitute its prior business, target new customers and develop new products for the sell-side segment but was unable to achieve historical volumes. Beginning in 2026, the Company has shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+. In connection with this shift in focus, the Company is currently working on aggregating its operations.
The table below summarizes the financial highlights of our business (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$34,694	$62,288
Loss from operations	$(14,755)	$(13,233)
Net loss	$(27,723)	$(19,907)
Adjusted EBITDA (1)	$(11,067)	$(9,253)
Net cash used in operating activities	$(8,907)	$(8,648)
_________________________________________________________
(1)For a definition of Adjusted EBITDA, a non-GAAP financial measure, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, please see “– Non-GAAP Financial Measures.”

Recent Developments
Nasdaq Compliance Status.
On November 7, 2025, the Company received a decision (the “Panel Decision”) from the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s continued listing on Nasdaq. The Panel Decision indicated that the Company has evidenced compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) and, as such, that matter has been closed. However, the Panel Decision indicated that the Company would remain subject to a discretionary Panel Monitor with respect to the Stockholders’ Equity Rule for a period of one year from the date of the Panel Decision. As reported in our consolidated financial statements, the Company believes that it is not in compliance with the Stockholders’ Equity Rule as of December 31, 2025.
The Panel Decision also indicated that the Panel had granted the Company an exception through January 30, 2026, to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On January 12, 2026, the Company effected a 55-to-1 reverse stock split of all classes of the Company's common stock, including the Class A Common Stock listed on The Nasdaq Capital Market, which was intended to bring the Company into compliance with the Bid Price Rule. On February 12, 2026, the Company was notified by The Nasdaq Stock Market LLC that the Company has evidenced compliance with the Bid Price Rule, due to the closing bid price for the Company’s Class A Common Stock having closed at or above $1.00 per share for over 20 consecutive business days (the “Compliance Notice”). The Compliance Notice also indicated that the Company would remain subject to a Panel Monitor with respect to the Bid Price Rule for a period of one year from the date of the Staff’s letter.
Should Nasdaq determine that the Company fails to maintain compliance with any continued listing requirement during the Panel Monitor period, the Staff of Nasdaq's Listing Qualifications Department (the "Staff") will issue a delist determination, which the Company may address at a new hearing before the Panel. See “Risk Factors – If we fail to evidence or maintain compliance with applicable listing standards, our Class A Common Stock may be delisted from the Nasdaq Capital Market.”
Amendment to Lafayette Square Facility.
On January 27, 2026, the Company and Lafayette Square entered into the Eleventh Amendment (the “Eleventh Amendment”) to the 2021 Credit Facility which among other things, (1) modified financial covenants effective December 31, 2025, (2) required the payment of a $4.0 million amendment closing fee which allows Lafayette Square to recover the Exit Fee accrued by the Company in the quarter ended December 31, 2025 and (3) modified the principal payment schedule for the outstanding loans under the Term Loan Facility and clarified that the maturity date of the Eighth Amendment Term Loan is September 30, 2026.
Continuation Capital Settlement Agreement.
On November 20, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Continuation Capital, Inc. (“Continuation Capital”), pursuant to which we agreed to issue up to 909,090 shares of Class A Common Stock (the “Exchange Shares”) in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned by the Company to Continuation Capital in the amount of $3 million. The Exchange Shares will be sold to Continuation Capital at a price of 76% of the lower of (a) the volume weighted average sale price of the Class A Common Stock on Nasdaq during the “Valuation Period,” which is the five day trading period, inclusive of the day of the share request under the Settlement Agreement, which will be extended as necessary to account for multiple tranches of issuances or (b) the average of the four lowest of the most recent five closing prices during the Valuation Period, as defined in the Settlement Agreement. Additionally, as partial consideration for the entry into the Settlement Agreement, the Company paid Continuation Capital a settlement fee of 1,727 shares of Class A Common Stock. The Settlement Agreement was approved on November 21, 2025 by a court following a hearing held on that same date. Accordingly, the issuance of securities under the Settlement Agreement will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereunder. From the date the Settlement Agreement was executed through the date of this report, $1.6 million has been paid to third party vendors and 817,326 shares have been issued pursuant to the Settlement Agreement.
Equity Reserve Facility.
On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended, the “Purchase Agreement” and together with the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a

Delaware limited liability company (“New Circle”), and subsequently entered into amendments with New Circle on October 24, 2025 and on January 23, 2026, pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement will be based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. The Company sold 433,806 and 28,727 shares of the Company's Class A Common Stock for $7.3 million and $3.0 million, respectively, during the years ended December 31, 2025 and 2024. Subsequent to December 31, 2025 and through the date of this report, the Company sold 865,000 shares of the Company's Class A Common Stock for $1.2 million.
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
Reverse Stock Split
On January 8, 2026, we filed a certificate of amendment to our amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 55-to-1 reverse stock split of all classes of our issued and outstanding common stock, without any change to par value (the “Reverse Stock Split”). The Reverse Stock Split became effective January 12, 2026. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded down to the next whole share, and a cash payment was made in lieu of such fractional shares. The Reverse Stock Split was intended to bring the Company into compliance with Nasdaq’s Bid Price Rule. All share and per share amounts of our common stock listed in this Annual Report on Form 10-K have been adjusted to give effect to the reverse stock split.
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Sell-side advertising business
Increasing revenue from customers through increased advertising spend from buyers
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 174,000 advertisers per month in 2025, an increase of 6,000, or 4%, over approximately 168,000 advertisers per month in 2024. As spending on programmatic advertising increasingly becomes a larger share of the overall ad spend, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into Supply Path Optimization agreements directly with customers which address acceptable advertisements and data usage. As part of these agreements, we provide advertisers and agencies with benefits ranging from custom data and workflow integrations, product features, volume-based business terms, and visibility into campaign performance data and methodology. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform. However, as discussed elsewhere in this Annual Report, including in Item 1A, "Risk Factors" of this Annual Report on Form 10-K, we continue to face challenges related to our return to historic levels of revenue and profitability.
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

Growing access to valuable ad impressions
Historically, our growth has been driven by a variety of factors including increased access to a variety of impressions. Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and DOOH. In 2025, we processed approximately 170.4 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 76.3 billion, or 45%, of those impressions from growing multicultural-focused audiences. The Colossus SSP continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.
Expanding and managing investments
Each impression or transaction occurs in a fraction of a second. Given that most transactions take place in an auction/bidding format, we have invested across the platform to further reduce the processing time. In addition to the robust infrastructure supporting our platform, it is also critical that we align with key industry partners in the digital supply chain. The Colossus SSP is agnostic to any specific demand side platform.
We automate workflow processes whenever feasible to drive predictable and value-added outcomes for our customers and increase the productivity of our organization. We utilize best-in-class server infrastructure platforms that together provide increased capacity, faster response times, and expansion capabilities to align with growth in our business.
Managing industry dynamics
We operate in the rapidly evolving digital advertising industry. Due to the scale and complexity of the digital advertising ecosystem, direct sales via manual, person-to-person processes are insufficient for delivering a real-time, personalized ad experience, creating the need for programmatic advertising. In turn, advances in programmatic technologies have enabled publishers to auction their ad inventory to more buyers, simultaneously, and in real time through a process referred to as header bidding. Header bidding has also provided advertisers with transparent access to ad impressions. As advertisers keep pace with ongoing changes in the way that consumers view and interact with digital media we anticipate further innovation and expect that header bidding will be extended into new areas such as OTT/CTV. We believe our focus on publishers and buyers has allowed us to understand their needs and our ongoing innovation has enabled us to adapt to changes in the industry. Our performance depends on our ability to keep pace with industry changes such as header bidding and the evolving needs of our publishers and buyers while continuing our cost efficiency.

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
Segment Reporting
As further described below in "—Liquidity and Capital Resources – Going Concern", the Company has experienced a series of unexpected setbacks in the past two years, particularly in the sell-side. During 2025, the Company worked to reconstitute its prior business, target new customers and develop new products for the sell-side segment but was unable to achieve historical volumes. Beginning in 2026, the Company has shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+. In connection with this shift in focus, the Company is currently working on aggregating its operations.
Buy-side advertising business
New Customer Acquisitions
On the buy-side of our business, our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of about 195 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our buy-side advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies, across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on ROI. Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 90% client retention. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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
In connection with our analysis of principal-versus-agent considerations, we have evaluated the specified goods or services and considered whether we control the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are a principal for the goods or services sold through both our sell-side advertising segment and buy-side advertising segment. On the sell-side advertising segment, we combine goods or services into a combined output that forms a single performance obligation to the end customer while on the buy-side advertising segment, we control the specified goods or services before it is transferred to the end customer. Additionally, we are the primary obligor in the agreement with customers in both our sell-side advertising segment and buy-side advertising segment. Therefore, we report revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.
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

Loss on debt extinguishment On October 14, 2025, the Company and its lender executed an amendment to the debt agreement which was accounted for as a debt extinguishment, resulting in a loss from the write-off of unamortized deferred financing fees incurred through the date of the amendment as well as revaluation of the remaining debt. See Note 3 — Long-Term Debt to our consolidated financial statements.
Expenses for Equity Reserve Facility. Expenses are mainly related to our Equity Reserve Facility as further described below in "—Liquidity and Capital Resources."

Derecognition of tax receivable agreement liability. The Company derecognized its tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets.
Loss on settlement of accounts payable. The Company recognized a loss on settlement of liability associated with the issuance of Class A Common Stock through the Continuation Capital program that the Company initiated in 2025. See further description in “—Liquidity and Capital Resources.”

Loss on Exit Fee. The Company recognized a $3.6 million loss for the difference between the face value of the Series A Convertible Preferred Stock exchanged and the proceeds received by Lafayette upon the exchange. See Note 9 — Commitments and Contingencies to our consolidated financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following tables set forth our consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,		Change
	2025	2024	Amount	%
Revenues
Sell-side advertising	$5,335	$35,660	$(30,325)	(85)%
Buy-side advertising	29,359	26,628	2,731	10%
Total revenues	34,694	62,288	(27,594)	(44)%

Cost of revenues
Sell-side advertising	8,049	34,063	(26,014)	(76)%
Buy-side advertising	16,226	10,834	5,392	50%
Total cost of revenues	24,275	44,897	(20,622)	(46)%

Gross profit	10,419	17,391	(6,972)	(40)%

Operating expenses	25,174	30,624	(5,450)	(18)%
Loss from operations	(14,755)	(13,233)	(1,522)	12%
Other expense, net	(12,968)	(542)	(12,426)	2293%
Loss before income taxes	(27,723)	(13,775)	(13,948)	101%
Income tax expense	—	6,132	(6,132)	(100)%
Net loss	$(27,723)	$(19,907)	$(7,816)	(39)%
Adjusted EBITDA (1)	$(11,067)	$(9,253)	$(1,814)	(20)%
_________________________________________________________
(1) For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss see “ – Non-GAAP Financial Measures.”

Revenues
Our revenues of $34.7 million in 2025 decreased by $27.6 million, or 44%, from $62.3 million in 2024. Buy-side revenue increased $2.7 million, or 10%, while sell-side advertising revenue decreased $30.3 million, or 85%, over fiscal year 2024. The increase in buy-side revenue of $2.7 million was due to growth from new customers of $7.4 million, including $6.0 million from customers in new verticals, partially offset by a $4.7 million decrease in spending from existing customers, including a $4.0 million decrease from customers no longer actively purchasing from the Company. The decrease in sell-side advertising revenue was primarily due to a decrease in impression inventory. The Company sold approximately 163 million average monthly impressions in 2025, a decrease of 85% from the prior period. Management attributes the cause of this decrease to the ongoing impacts of unexpected business disruption amongst our partners, advertisers and clients caused by multiple short attacks and a market-discredited blog post against our supply-side platform, Colossus SSP, in mid May 2024. Sell-side volumes have resumed but not yet at the levels experienced prior to the post in May 2024. During 2025, the Company worked to reconstitute its prior business, target new customers and develop new products for the sell-side segment but was unable to achieve historical volumes. Beginning in 2026, the Company has shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+. In connection with this shift in focus, the Company is currently working on aggregating its operations.
Cost of revenues
Cost of revenues of $24.3 million in 2025 decreased by $20.6 million, or 46%, from $44.9 million in 2024. Sell-side advertising cost of revenues decreased $26.0 million, to $8.0 million, or 151% of sell-side revenue for the year ended December 31, 2025, compared to $34.1 million, or 96% of sell-side revenue, for the same period in 2024. The decrease in costs was primarily due to the related decrease in revenue, while the 55 percentage point increase as a percentage of revenue was due to fixed costs not decreasing at the same proportionate rate as the revenue decline. Fixed cost of sell-side revenues for the year ended December 31, 2025 of $3.5 million decreased by $1.3 million, or 27%, from fixed cost of sell-side revenues of $4.8 million for the same period in 2024. Buy-side advertising cost of revenues increased $5.4 million, to $16.2 million, or 55% of buy-side revenue, for the year ended December 31, 2025, compared to $10.8 million, or 41% of buy-side revenue, for the same period in 2024. See gross profit changes described in more detail below.
Gross profit
Gross profit was $10.4 million in 2025, or 30% of revenue, compared to $17.4 million, or 28% of revenue, in 2024, reflecting a decrease of $7.0 million or 40%. The change in margin for the year ended December 31, 2025 is attributable to the mix in revenue between our business segments as our sell-side segment has higher cost of revenues compared to our buy-side segment, as well as the lower sell-side fixed costs related to server capacity, analytic, development and technology-related costs.
Sell-side advertising gross profit decreased $4.3 million for the year ended December 31, 2025 as compared to prior year, primarily due to the decrease in revenue partially offset by lower fixed costs. Sell-side advertising gross margin was (51)% and 4% for the years ended December 31, 2025 and 2024, respectively. Buy-side advertising gross profit decreased $2.7 million for the year ended December 31, 2025, as compared to the same period in the prior year. Buy-side advertising gross margin was 45% and 59% for the years ended December 31, 2025 and 2024, respectively, with the decrease in gross margin percentage due to higher cost to provide services to customers and the mix of services provided.
Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Compensation, taxes and benefits	$14,512	$16,402	$(1,890)	(12)%
General and administrative	10,662	14,222	(3,560)	(25)%
Total operating expenses	$25,174	$30,624	$(5,450)	(18)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $14.5 million decreased by $1.9 million in 2025, or 12%, from $16.4 million in 2024. The decrease is primarily due to lower payroll costs resulting from a staff reduction made effective July 1, 2024 when we began to execute an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which has lowered certain ongoing expenses that positively affected the current period.
General and administrative
General and administrative (“G&A”) expenses of $10.7 million in 2025 decreased from $14.2 million in 2024. G&A expenses as a percentage of revenue increased to 31% in 2025 compared to 23% in 2024. The decrease in G&A expenses was primarily due to lower professional fees, including $1.7 million in 2024 related to costs to regain compliance with respect to delinquent SEC filings, as well as lower sales and marketing expenses, consulting costs and travel expenses due to ongoing cost savings measures.
We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which have lowered certain ongoing expenses.

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
Interest expense and amortization of deferred financing cost and debt discount (premium), net	$(5,203)	$(5,410)	$207	(4)%
Loss on debt extinguishment	(3,769)	—	(3,769)	nm
Loss on Exit Fee	(3,608)	—	(3,608)	nm
Loss on settlement of accounts payable	(267)	—	(267)	nm
Expenses and commitment shares for Equity Reserve Facility	(198)	(532)	334	(63)%
Other income	77	199	(122)	(61)%
Derecognition of tax receivable agreement liability	—	5,201	(5,201)	nm
Total other expense, net	$(12,968)	$(542)	$(12,426)	2293%
nm – not meaningful
Total other expense, net for the year ended December 31, 2025 and 2024 primarily consists of $5.2 million and $5.4 million, respectively, of interest expense and amortization of deferred financing cost and debt discount (premium), net. Interest expense and amortization of deferred financing cost and debt discount (premium), net decreased by $0.2 million compared to the prior period primarily due to a decrease in interest expense from the reduction of outstanding debt resulting from the conversion of debt to preferred stock in the second half of 2025 partially offset by the debt discount amortization and higher costs on the line of credit balance paid off with long term debt. Total other expense, net for the year ended December 31, 2025 also includes $3.8 million loss on debt extinguishment associated with the October 14, 2025 amendment to the Company's long term debt agreement and $3.6 million loss on Exit Fee (see Note 9 — Commitments and Contingencies to our consolidated financial statements). Total other expense, net for the year ended December 31, 2024 also includes $5.2 million relating to the derecognition of tax receivable agreement liability in connection with the full valuation allowance recorded on the Company's deferred tax assets.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies to our consolidated financial statements, the Company has experienced significant disruption in its sell-side business due to a series of unexpected setbacks in the past two years, particularly in the sell-side. During 2025, the Company worked with its partners to achieve prior sell-side volume levels but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt to our consolidated financial statements), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and establish an Equity Reserve Facility raising additional equity of $10.3 million through December 31, 2025. Additionally, the Company (1) incurred a net loss of $27.7 million for the year ended December 31, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $27.7 million as of December 31, 2025, (3) reported cash and cash equivalents of $0.7 million and a working capital deficit of $21.7 million as of December 31, 2025, (4) owes its lender $16.0 million (combination of principal, accrued fees, interest and the Exit Fee described in Note 3 — Long-Term Debt to our consolidated financial statements) as of December 31, 2025, under the 2021 Credit Facility (as defined below) which matures in December 2026 and (5) despite demonstrating compliance with the Stockholders' Equity Rule on November 7, 2025 and the Bid Price Rule on February 12, 2026, remains subject to a discretionary Panel Monitor through November 7, 2026 for the Stockholders' Equity Rule and through February 12, 2027 for the Bid Price Rule. As reported in our consolidated financial statements, the Company believes that it is not in compliance with the Stockholders' Equity Rule as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+ allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents and working capital deficit on December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$728	$1,445
Working capital deficit	$(21,681)	$(4,815)
To fund our operations and service our debt thereafter and depending on our growth and results of operations, we have and may continue to raise additional capital through the issuance of additional equity and/or debt, which could have the effect of diluting our stockholders. Any future equity or debt financings may be on terms which are not favorable to us. As our credit facilities become due, we will need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business and other factors, many of which are beyond our control.
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (as amended, unless the context indicates otherwise, the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility are calculated using Term Secured Overnight Financing Rate (“Term SOFR”) with a credit spread adjustment of 0.10% per annum for interest periods of one month and 0.15% per annum for interest periods of three months. The loans under the 2021 Credit Facility bear interest at Term SOFR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is based on the consolidated total leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total leverage ratio is less than or equal to 1.00 to 1.00 with gradual increases as the ratio increases up to 10.00% per annum if the consolidated total leverage ratio is greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $0.1 million from January 1, 2022 through December 31, 2023, and each quarterly installment payment thereafter until maturity is $0.3 million. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each quarterly installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan. At times, amendments to the 2021 Credit Facility have modified this payment schedule.
The 2021 Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. Current financial covenants as of and subsequent to December 31, 2025 include (1) a minimum unrestricted cash balance of $0.5 million, (2) minimum quarterly consolidated EBITDA of ($1.9 million) for the fiscal quarter ended March 31, 2026 and $0.5 million for each quarter thereafter, (3) minimum quarterly sell-side revenue of $2.5 million and $5.0 million for the fiscal quarters ended March 31, 2026 and thereafter, respectively, (4) maximum consolidated total leverage ratio of 3.50 to 1.00 for the quarter ended June 30, 2026 and 3.25 to 1.00 for each quarter thereafter and (5) minimum fixed charge coverage ratio of 1.25 to 1.00 for the quarter ended June 30, 2026 and 1.50 to 1.00 for each quarter thereafter. The Company was in compliance with the financial covenants under the Credit Agreement, as amended, as of December 31, 2025.
Prior to entering into the Fifth Amendment as defined below, the Company entered into the second, third and fourth amendments to the 2021 Credit Facility. On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment (the “Fifth Amendment”) to the 2021 Credit Facility which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods and (5) modified financial covenants. The Fifth Amendment was accounted for as a modification. In connection with the Fifth Amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “Sixth Amendment”) to the 2021 Credit Facility. Under the terms of the Sixth Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as defined below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The Sixth Amendment also (1) modified financial covenants, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Lastly, a $3.0 million exit fee, which was fully earned upon execution of the Sixth Amendment and is payable directly to Lafayette Square at maturity or prepayment, was added to the term loan balance. The Sixth Amendment was accounted for as a modification. In connection with the Sixth Amendment, the $3.0 million exit fee was capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.
On August 8, 2025, the Company and Lafayette Square entered into the Seventh Amendment (the “Seventh Amendment”) which among other things, (1) provided for the conversion of $25.0 million of outstanding term loan obligations into newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $1.0 million amendment closing fee and a $0.1 million amendment fee and (3) modified financial covenants. The Seventh Amendment also established a $25.0 million exit fee due upon redemption in full of the newly issued preferred stock with reduction in the amount of the exit fee outstanding for any amounts redeemed or converted. As Lafayette Square did not grant the Company a concession and the terms of the Seventh Amendment were not substantially different, the Seventh Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The shares of Series A Convertible Preferred Stock were recognized at fair value of $21.4 million upon issuance (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation to our consolidated financial statements) and the Company established the new effective interest rates based on the carrying value of the modified debt. The difference between the fair value of the shares of Series A Convertible Preferred Stock and the carrying value of the existing debt converted into Series A Convertible Preferred Stock is reflected as a debt premium.
On September 8, 2025, the Company and Lafayette Square entered into the Eighth Amendment (the “Eighth Amendment”) to the 2021 Credit Facility which among other things, Lafayette agreed to make a term loan in the principal amount equal to $3.8 million (the “Eighth Amendment Term Loan”) to repay in full the outstanding amounts owed under the Credit Agreement (as defined below). The Eighth Amendment also provided for a $0.1 million interest reserve and a less than $0.1 million amendment fee. The maturity date of the Eighth Amendment Term Loan was October 30, 2025 which was extended to October 30, 2026 on November 10, 2025 and later revised to September 30, 2026 pursuant to the Eleventh Amendment (as described below). The Eighth Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The Company established the new effective interest rate based on the carrying value of the modified debt.
On October 14, 2025, the Company and Lafayette Square entered into the Ninth Amendment (the “Ninth Amendment”) to the 2021 Credit Facility which among other things, (1) provided for the conversion of $10.0 million of outstanding term loan obligations, including the $3.0 million exit fee established by the Sixth Amendment, into 10,000 newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $3.5 million amendment closing fee at maturity, (3) modified financial covenants, (4) requires prepayments when the Company has an aggregate cash balances in excess of $2.5 million, (5) increases the Seventh Amendment exit fee from $25.0 million to $35.0 million and (6) waives any noncompliance with covenants as of September 30, 2025.
On October 28, 2025, the Company and Lafayette Square entered into the Tenth Amendment (the "Tenth Amendment") to the 2021 Credit Facility which among other things, allows the Company to request that Lafayette Square exchange and/or convert (each, an "Exchange"), in whole or in part, shares of Series A Convertible Preferred Stock into shares of Class A Common Stock; provided, that Lafayette Square is permitted to decline any such request. The Tenth Amendment provides that the ratio for each Exchange shall be, for each share of Series A Convertible Preferred Stock so exchanged, the quotient of (1) the Accumulated Conversion Value (as defined in the Certificate of Designation for the Series A Convertible Preferred Stock) attributable to such share of Series A Convertible Preferred Stock, divided by (2) the volume-weighted average price of the Class A Common Stock for the 20-trading day trailing period immediately preceding the delivery of the notice pursuant to the procedures set forth in the Tenth Amendment, rounded down to the nearest whole share. The Company and Lafayette Square also agreed to modify the terms related to the Exit Fee such that the amount of the exit fee outstanding is also reduced for any proceeds received by Lafayette Square in connection with such exchanges pursuant to the Tenth Amendment. Finally, the Tenth Amendment removes the requirement for the Company to make a prepayment of the loans under the 2021 Credit Facility with any proceeds received from the sale of Series A Convertible Preferred Stock and provides for certain other technical amendments to the 2021 Credit Facility to permit the Exchange. The Tenth Amendment also provided for a less than $0.1 million amendment fee.
As the Ninth Amendment and Tenth Amendment were executed shortly after one another, they were evaluated together for purposes of assessing the transactions under relevant guidance and accounted for as a debt extinguishment. As a result, the Company recognized a $3.8 million loss on early debt extinguishment in the fourth quarter of fiscal 2025. The Series A Convertible Preferred Stock issued in connection with the Ninth Amendment was recognized at its fair value of $9.7 million upon issuance (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation to the consolidated financial statements), and the Company established the new effective interest rates for the new debt based on the fair value of the debt.
On January 27, 2026, the Company and Lafayette Square entered into the Eleventh Amendment (the “Eleventh Amendment”) to the 2021 Credit Facility which among other things, (1) modified financial covenants effective December 31, 2025, (2) required the payment of a $4.0 million amendment closing fee which allows Lafayette Square to recover the Exit Fee accrued by the Company in the quarter ended December 31, 2025 and (3) modified the principal payment schedule for the outstanding loans under the Term Loan Facility and clarified that the maturity date of the Eighth Amendment Term Loan is September 30, 2026.
At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.5 million amendment closing fee and the $4.0 million amendment closing fee due at maturity or prepayment, as defined under the Ninth Amendment and the Eleventh Amendment, respectively. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As a result of entering into the Ninth and Tenth Amendments and the resulting debt extinguishment treatment, the Company recognized a $3.8 million loss on early debt extinguishment in the fourth quarter of fiscal 2025, primarily related to the write-off of $3.5 million of deferred financing costs and $3.0 million of debt premium, the expensing of $3.5 million of lender fees associated with the Ninth Amendment, partially offset by a $0.2 million gain on extinguishment representing the difference between the reacquisition price and the net carrying amount of the extinguished debt. Unamortized deferred financing costs as of December 31, 2025 and 2024 were $0.1 million and $4.2 million, respectively. Unamortized debt discount as of December 31, 2025 and 2024 was $0.2 million and $1.7 million, respectively. Accrued and unpaid interest was $0.8 million and $0 as of December 31, 2025 and 2024, respectively. Accrued and unpaid fees were $1.2 million and $0 as of December 31, 2025 and 2024, respectively.
Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended the “Purchase Agreement” and the facility as a whole, the "Equity Reserve Facility") with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), and subsequently entered into an amendment with New Circle on October 24, 2025 (the “Amendment”) pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company was not permitted to issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtained stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elected to sell to New Circle under the Purchase Agreement equaled or exceeded certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement is based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. On December 27, 2024, October 13, 2025 and December 30, 2025, the Company’s stockholders approved the issuance and sale of up to 154,545, 909,090 and 1,818,181 shares, respectively, above the Exchange Cap to New Circle under the Purchase Agreement.
As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 1,141 shares of the Company’s Class A Common Stock to New Circle in October 2024, and an incremental 1,818 shares of the Company’s Class A Common Stock on October 24, 2025 in connection with the Amendment. The Company sold 28,727 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Company sold 433,806 shares of the Company's Class A Common Stock for $7.3 million. During the year ended December 31, 2025, the Company incurred incremental issuance costs, which were expensed in the consolidated statements of operations, given the nature of the Equity Reserve Facility. Subsequent to December 31, 2025 and through the date of this report, the Company sold 865,000 shares of the Company's Class A Common Stock for $1.2 million.
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
Continuation Capital Settlement Agreement
On November 20, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Continuation Capital, Inc. (“Continuation Capital”), pursuant to which we agreed to issue up to 909,090 shares of Class A Common Stock (the “Exchange Shares”) in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned to Continuation Capital in the amount of $3 million. The Exchange Shares will be sold to Continuation Capital at a price of 76% of the lower of (a) the volume weighted average sale price of the Class A Common Stock on Nasdaq during the “Valuation Period,” which is the five day trading period, inclusive of the day of the share request under the Settlement Agreement, which will be extended as necessary to account for multiple tranches of issuances or (b) the average of the four lowest of the most recent five closing prices during the Valuation Period, as defined in the Settlement Agreement. Additionally, as partial consideration for the entry into the Settlement Agreement, the Company paid Continuation Capital a settlement fee of 1,727 shares of Class A Common Stock. The Settlement Agreement was approved on November 21, 2025 by a court following a hearing held on that same date. Accordingly, the issuance of securities under the Settlement Agreement will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereunder. From the date of the Settlement Agreement was executed through December 31, 2025, $0.7 million has been paid to third party vendors and 209,162 shares have been issued pursuant to the Settlement Agreement. Subsequent to December 31, 2025 through the date of this report, $0.9 million has been paid to third party vendors and 608,164 shares have been issued pursuant to the Settlement Agreement.

Historical Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,907)	$(8,648)
Net cash used in investing activities	(87)	(17)
Net cash provided by financing activities	8,277	4,994
Net decrease in cash and cash equivalents	$(717)	$(3,671)
Our cash and cash equivalents at December 31, 2025 were held for working capital and general corporate purposes. The decrease in cash and cash equivalents compared with December 31, 2024, primarily resulted from $8.9 million in cash flows used in operating activities partially offset by $8.3 million in cash flows from investing activities.
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
In 2025, net cash flows used in operating activities were $8.9 million and consisted of net loss of $27.7 million, $15.7 million in adjustments for non-cash and non-operating items and $3.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $5.5 million, loss on debt extinguishment of $3.8 million, loss on Exit Fee of $3.6 million, stock-based compensation expense of $1.5 million, interest paid in kind of $1.1 million and loss on settlement of accounts payable of $0.3 million.
The $3.1 million increase in cash resulting from changes in working capital primarily consisted of $1.8 million decrease in accounts receivable, a $0.9 million increase in accounts payable and a $0.6 million increase in accrued liabilities and TRA payable, partially offset by a $0.2 million decrease in operating lease liability. The decrease in accounts receivable is mainly due to the reduction in revenue for the year and the increase in accounts payable and accrued liabilities is mainly due to the debt refinancing which extended payment terms on certain fees and interest as described in Note 3 — Long-Term Debt to our consolidated financial statements.
In 2024, net cash flows used in operating activities were $8.6 million and consisted of net loss of $19.9 million, $7.1 million in adjustments for non-cash and non-operating items and $4.1 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of $6.1 million of deferred tax expense, depreciation and amortization expense of $3.5 million, stock-based compensation expense of $1.6 million, provision for credit losses of $0.6 million and expense and commitment shares for the Equity Reserve Facility of $0.5 million partially offset by $5.2 million for the derecognition of the tax receivable agreement liability.
The $4.1 million increase in cash resulting from changes in working capital primarily consisted of $31.6 million decrease in accounts receivable partially offset by a $26.3 million decrease in accounts payable. The decrease in accounts receivable and accounts payable is mainly due to reduction in revenue and related cost of revenues for the year.
Investing Activities
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements.
In 2025 and 2024, net cash flows used in investing activities of less than $0.1 million were primarily related to software enhancements, office furniture and leasehold improvements.
Financing Activities
In 2025, net cash from financing activities was $8.3 million mainly resulting from $8.7 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility and $3.8 million proceeds from term loan partially offset by $3.7 million for payments on the line of credit and $0.3 million for payments on the financed insurance premiums.
In 2024, net cash from financing activities was $5.0 million mainly resulting from $4.0 million proceeds from notes payable, $0.7 million net draws on the Credit Agreement and $1.6 million from issuance of Class A Common Stock partially offset by $0.9 million payment of tax related to shares withheld upon vesting of restricted stock units.
Contractual Obligations and Future Cash Requirements
As of December 31, 2025, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility, the Credit Agreement and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $12.3 million in 2026, less than $0.1 million in each of 2027, 2028, 2029 and 2030, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new revolving credit facility. The leases will require minimum payments of $0.3 million in 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029, less than $0.1 million in 2030 and less than $0.1 million thereafter. As of December 31, 2025, we had cash and cash equivalents of $0.7 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for stock-based compensation, expenses and commitment shares for the Equity Reserve Facility, losses on debt extinguishment, Exit Fee and settlement of accounts payable and derecognition of tax receivable agreement liability (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(27,723)	$(19,907)
Add back (deduct):
Interest expense and amortization of deferred financing cost and debt discount (premium), net	5,203	5,410
Amortization of intangible assets	1,879	1,954
Stock-based compensation	1,470	1,552
Depreciation and amortization of property, equipment and software	262	275
Loss on debt extinguishment	3,769	—
Loss on Exit Fee	3,608	—
Loss on settlement of accounts payable	267	—
Expenses and commitment shares for Equity Reserve Facility	198	532
Income tax expense	—	6,132
Derecognition of tax receivable agreement liability	—	(5,201)
Adjusted EBITDA	$(11,067)	$(9,253)

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, derecognition of tax receivable agreement liability, and certain one-time items such as acquisition transaction costs, losses from financing activities and costs for the Equity Reserve Facility that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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
Critical Accounting Estimates and Related Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company uses estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances as well as stock-based compensation.
Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: sell-side advertising and buy-side advertising. For additional segment disclosures, refer to Note 7 — Segment Information to our consolidated financial statements. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
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
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets (other assets) and amortized to revenue over the term of the contract. The Company recorded these cash payments in prepaid expenses and other current assets for $0.3 million and $0 and in other long-term assets for $0.1 million and $0 as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, other assets amortized were $0.1 million and $0, respectively.
Buy-side advertising
The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation, consisting of a series of distinct services, is satisfied over time as the volume of impressions are delivered up to the contractual maximum. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.
Revenue arrangements are evidenced by a fully executed insertion order (“IO”), a master service agreement (“MSA”) and/or a statement of work ("SOW") covering the scope of work to be accomplished and could be a combination of marketing execution tactics. Generally, IOs specify the number and type of advertising metrics to be delivered over a specified time at an agreed upon price under payment models commonly referred to as CPM (cost per impression) or CPC (cost per click). The majority of the Company’s contracts are flat-rate, fee-based contracts and may include provisions for management, agency or other professional fees.
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.5 million and $0.5 million as of December 31, 2025 and 2024, respectively. Revenue recognized during 2025 and 2024 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.5 million and $0.4 million, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
As of December 31, 2025 and 2024, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is tested annually for impairment or more frequently upon the occurrence of a triggering event. The carrying value of the Company's sell-side reporting unit was negative as of December 31, 2025. Goodwill of $1.2 million as of December 31, 2025 is allocated to the sell-side reporting unit, which is included in the sell-side reportable segment. The remaining goodwill of $5.3 million is allocated to our buy-side reporting unit. There was no accumulated goodwill impairment as of December 31, 2025 and 2024. Our reporting units align with our segments (see Note 7 — Segment Information to our consolidated financial statements).
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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2025 and 2024.
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
Income taxes
In February 2022, concurrent with its organizational transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which an exchange of LLC interest occurred. During the year ended December 31, 2025, members of DDM exchanged 28,955 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged during the year ended December 31, 2024.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Direct Digital Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 31, 2026

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$728	$1,445
Accounts receivable, net of provision for credit losses of $944 and $978	3,126	4,973
Prepaid expenses and other current assets	890	2,117
Total current assets	4,744	8,535

Property, equipment and software, net	166	341
Goodwill	6,520	6,520
Intangible assets, net	7,852	9,730
Operating lease right-of-use assets	702	832
Other long-term assets	172	48
Total assets	$20,156	$26,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,820	$7,657
Accrued liabilities	2,164	1,257
Accrued liabilities - related party	3,663	—
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt	—	3,700
Current maturities of long-term debt - related party	12,003	—
Deferred revenues	513	507
Operating lease liabilities, current portion	221	188
Total current liabilities	26,425	13,350

Long-term debt, net of current portion, deferred financing cost and debt discount	146	31,603
Operating lease liabilities, net of current portion	608	783
Total liabilities	27,179	45,736

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 27,077 and 0 shares issued and outstanding, respectively	—	—
Class A Common Stock, $0.001 par value per share, 760,000,000 and 160,000,000 shares authorized, respectively, 1,324,307 and 99,100 shares issued and outstanding, respectively	1	—
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 168,645 and 197,600 shares issued and outstanding	—	—
Additional paid-in capital	25,811	3,786
Accumulated deficit	(27,720)	(8,774)
Noncontrolling interest	(5,115)	(14,742)
Total stockholders’ deficit	(7,023)	(19,730)
Total liabilities and stockholders’ deficit	$20,156	$26,006
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	For the Year Ended December 31,
	2025	2024
Revenues
Sell-side advertising	$5,335	$35,660
Buy-side advertising	29,359	26,628
Total revenues	34,694	62,288

Cost of revenues
Sell-side advertising	8,049	34,063
Buy-side advertising	16,226	10,834
Total cost of revenues	24,275	44,897
Gross profit	10,419	17,391

Operating expenses
Compensation, taxes and benefits	14,512	16,402
General and administrative	10,662	14,222
Total operating expenses	25,174	30,624
Loss from operations	(14,755)	(13,233)

Other income (expense)
Other income	77	199
Expenses and commitment shares for Equity Reserve Facility	(198)	(532)
Loss on settlement of accounts payable	(267)	—
Loss on debt extinguishment	(3,769)	—
Loss on Exit Fee	(3,608)	—
Derecognition of tax receivable agreement liability	—	5,201
Interest expense and amortization of deferred financing cost and debt discount (premium), net	(5,203)	(5,410)
Total other expense, net	(12,968)	(542)

Loss before income taxes	(27,723)	(13,775)
Income tax expense	—	6,132
Net loss	$(27,723)	$(19,907)

Net loss attributable to noncontrolling interest	(8,777)	(13,671)
Net loss attributable to Direct Digital Holdings, Inc.	$(18,946)	$(6,236)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic	$(75.79)	$(91.26)
Diluted	$(75.79)	$(91.26)

Weighted-average number of shares of common stock outstanding:
Basic	308	68
Diluted	308	68
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands except share data)

	Preferred Stock		Common Stock					Accumulated Deficit	Noncontrolling Interest	Stockholders’ (Deficit)
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	APIC
Balance, January 1, 2024	—	$—	63,250	$—	197,600	$—	$3,081	$(2,538)	$(5,962)	$(5,419)
Stock-based compensation	—	—	—	—	—	—	1,552	—	—	1,552
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	3,776	—	—	—	(327)	—	—	(327)
Warrants exercised	—	—	711	—	—	—	215	—	—	215
Stock options exercised	—	—	228	—	—	—	92	—	—	92
Issuance of stock in lieu of cash bonus, net of tax withholdings	—	—	1,267	—	—	—	906	—	—	906
Commitment shares issued in connection with the Equity Reserve Facility	—	—	1,141	—	—	—	150	—	—	150
Issuance pursuant to the Equity Reserve Facility	—	—	28,727	—	—	—	3,008	—	—	3,008
Net loss	—	—	—	—	—	—	—	(6,236)	(13,671)	(19,907)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(4,891)	—	4,891	—
Balance, December 31, 2024	—	$—	99,100	$—	197,600	$—	$3,786	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	—	—	1,470	—	—	1,470
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	4,282	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	—	—	433,806	—	—	—	7,316	—	—	7,316
Exchange of Class B to Class A Common Stock	—	—	28,955	—	(28,955)	—	(1,955)	—	1,955	—
Issuance of Series A Convertible Preferred Shares	35,000	—	—	—	—	—	30,748	—	—	30,748
Exchange of Series A Convertible Preferred Shares for Class A Common Stock	(7,923)	—	545,455	1	—	—	(1)	—	—	—
Commitment shares issued in connection with the Equity Reserve Facility	—	—	1,817	—	—	—	10	—	—	10
Settlement of accounts payable through issuance of common stock including commitment shares	—	—	210,892	—	—	—	941	—	—	941
Preferred dividends accrued	—	—	—	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	—	—	—	(18,946)	(8,777)	(27,723)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(16,449)	—	16,449	—
Balance, December 31, 2025	27,077	$—	1,324,307	$1	168,645	$—	$25,811	$(27,720)	$(5,115)	$(7,023)
See accompanying notes to the consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(27,723)	$(19,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount (premium), net	3,162	1,092
Amortization of intangible assets	1,879	1,954
Reduction in carrying amount of right-of-use assets	182	156
Depreciation and amortization of property, equipment and software	262	275
Stock-based compensation	1,470	1,552
Deferred income taxes	—	6,132
Derecognition of tax receivable agreement liability	—	(5,201)
Loss on debt extinguishment	3,769	—
Loss on Exit Fee	3,608	—
Loss on settlement of accounts payable	267	—
Interest paid in kind	1,100	—
Commitment shares and expenses for Equity Reserve Facility	—	532
Provision for credit losses/bad debt expense	6	619
Changes in operating assets and liabilities:
Accounts receivable	1,841	31,615
Prepaid expenses and other assets	(27)	(60)
Accounts payable	911	(26,269)
Accrued liabilities and TRA payable	638	(1,103)
Income taxes payable	(65)	(34)
Deferred revenues	6	126
Operating lease liability	(193)	(127)
Net cash used in operating activities	(8,907)	(8,648)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	(87)	(17)
Net cash used in investing activities	(87)	(17)

Cash Flows Provided by Financing Activities:
Proceeds from note payable	3,804	4,000
Payments on term loan	—	(373)
Proceeds from line of credit	—	6,700
Payments on line of credit	(3,700)	(6,000)
Payment of expenses for Equity Reserve Facility	(198)	(382)
Payment of deferred financing cost	—	(26)
Proceeds from issuance of Class A Common Stock	8,688	1,646
Payments on financed insurance premiums	(317)	—
Payment of tax related to shares withheld upon vesting	—	(878)
Proceeds from options exercised	—	92
Proceeds from warrants exercised	—	215
Net cash provided by financing activities	8,277	4,994

Net decrease in cash and cash equivalents	(717)	(3,671)
Cash and cash equivalents, beginning of the period	1,445	5,116
Cash and cash equivalents, end of the period	$728	$1,445

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$3	$388
Cash paid for interest	$835	$4,300

Non-cash Activities:
Conversion of term loan into preferred stock net of premium	$30,748	$—
Accrued term loan amendment closing fees	$—	$3,000
Settlement of accounts payable through issuance of common stock	$941	$—
Financed insurance premiums	$291	$129
Non-cash funding of debt issuance costs	$63	$—
Accrued dividends	$55	$—
Funding of interest reserve through debt	$—	$2,000
Common stock issued for subscription receivable	$—	$1,362
Issuance of stock in lieu of cash bonus, net of tax withholdings	$—	$906
See accompanying notes to the consolidated financial statements.

Note 1 — Organization and Description of Business
Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across both the sell- and buy-side of the digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), the business formed by the Company's founders in 2018 through acquisitions of Colossus Media, LLC (“Colossus Media”) and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”). Colossus Media operates the Company’s proprietary sell-side programmatic platform ("SSP") operating under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In September 2020, DDH LLC acquired Orange142, LLC (“Orange 142”) to further bolster its overall programmatic buy-side advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, Direct Digital Holdings, Inc. completed an initial public offering and certain organizational transactions which resulted in the Company's current Up-C structure. (See Note 6 — Related Party Transactions). In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. In these consolidated financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.
Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of December 31, 2025, it owns 88.7% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Business Segment	Date of Formation	Date of Acquisition
Colossus Media, LLC	Sell-side	September 8, 2017	June 21, 2018
Orange142, LLC	Buy-side	March 6, 2013	September 30, 2020
Huddled Masses, LLC	Buy-side	November 13, 2012	June 21, 2018
Our sell-side advertising business, operated through Colossus Media, provides advertisers of all sizes a programmatic advertising platform that automates the sale of ad inventory between advertisers and marketers leveraging proprietary technology. Our platform is intended to reach across a wide array of media partners to help brands, media holding companies, independent agencies or emerging businesses reach audiences, curated creators and publishers find the right brands for their readers, as well as drive advertising yields across all channels: web, mobile, and connected TV ("CTV"). Our platform offers advertising inventory and creator content that is intended to align with brands, media holding companies and mid-market agencies focusing on key growth audiences.
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
Providing both the front-end, buy-side advertising operations coupled with the Company’s proprietary sell-side operations is intended to enable the Company to curate the first through the last mile in the ad tech ecosystem execution process to drive higher results.
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
Reverse Stock Split
On January 8, 2026, the Company filed a certificate of amendment to the amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 55-to-1 reverse stock split of all classes of our issued and outstanding common stock, without any change to par value (the “Reverse Stock Split”). The Reverse Stock Split became effective January 12, 2026. No fractional shares were issued in connection with the reverse stock split as all fractional shares were rounded down to the next whole share, and a cash payment was made in lieu of such fractional shares. The Reverse Stock Split was intended to bring the Company into compliance with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). All share and per share amounts of our common stock listed in the consolidated financial statements and footnotes have been adjusted to give effect to the reverse stock split.
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
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets (other assets) and amortized to revenue over the term of the contract. The Company recorded these cash payments in prepaid expenses and other current assets for $0.3 million and $0 and in other long-term assets for $0.1 million and $0 as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, other assets amortized were $0.1 million and $0, respectively.
Buy-side advertising
The Company purchases media based on the budget established by its customers with a focus on leveraging data services, customer branding, real-time market analysis and micro-location advertising. The Company offers its services on a fully managed basis, which is recognized over time using the output method when the performance obligation is fulfilled. An “impression” is delivered when an advertisement appears on pages viewed by users. The performance obligation, consisting of a series of distinct services, is satisfied over time as the volume of impressions are delivered up to the contractual maximum. Many customers run several different campaigns throughout the year to capitalize on different seasons, special events and other happenings at their respective regions and localities. The Company provides digital advertising and media buying capabilities with a focus on generating measurable digital and financial life for its customers.
Revenue arrangements are evidenced by a fully executed insertion order (“IO”), a master service agreement (“MSA”) and/or a statement of work ("SOW") covering the scope of work to be accomplished and could be a combination of marketing execution tactics. Generally, IOs specify the number and type of advertising metrics to be delivered over a specified time at an agreed upon price under payment models commonly referred to as CPM (cost per impression) or CPC (cost per click). The majority of the Company’s contracts are flat-rate, fee-based contracts and may include provisions for management, agency or other professional fees.
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.5 million and $0.5 million as of December 31, 2025 and 2024, respectively. Revenue recognized during 2025 and 2024 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.5 million and $0.4 million, respectively.
Accounting Standards Codification (“ASC”) 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
As of December 31, 2025 and 2024, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is tested annually for impairment or more frequently upon the occurrence of a triggering event. The carrying value of the Company's sell-side reporting unit was negative as of December 31, 2025. Goodwill of $1.2 million as of December 31, 2025 is allocated to the sell-side reporting unit, which is included in the sell-side reportable segment. The remaining goodwill of $5.3 million is allocated to our buy-side reporting unit. There was no accumulated goodwill impairment as of December 31, 2025 and 2024. Our reporting units align with our segments (see Note 7 — Segment Information).
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
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended December 31, 2025 and 2024.
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
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average input assumptions used by the Company as follows (no stock options were granted during the year ended December 31, 2024):

Year Ended December 31,
2025
Grant date fair value	$53.90
Expected term (in years)	10.0
Expected volatility	198%
Risk-free interest rate	4.38%
Exercise price	$54.52
Dividend yield	—
Employee benefit plans
The Company sponsors a safe harbor, defined contribution 401(k) and profit-sharing plan (the “Plan”) that allows eligible employees to contribute a percentage of their compensation. The Company matches employee contributions up to a maximum of 100% of the participant’s salary deferral, limited to 4% of the employee’s salary. For the years ended December 31, 2025 and 2024, the Company’s matching contributions were $0.3 million and $0.2 million, respectively. Although the Company may make a discretionary profit-sharing contribution to the Plan, during the years ended December 31, 2025 and 2024, no profit-sharing contributions were made.
The Company has an Employee Benefit Plan Trust (the “Trust”) to provide for the payment or reimbursement of all or a portion of covered medical, dental and prescription expenses for the employees of the Company. The Trust is funded with contributions made by the Company and participating employees at amounts sufficient to keep the Trust on an actuarially sound basis. The self-funded plan has an integrated stop loss insurance policy for the funding of the Trust benefits in excess of the full funding requirements. As of December 31, 2025 and 2024, the Company recorded an estimated liability for incurred but not recognized claims in accrued liabilities in an amount which was less than $0.1 million.
The Company also has an incentive plan for executives and employees of the Company which provides for performance based awards payable in cash or stock-based compensation as determined by the Compensation Committee of the Company’s Board of Directors. There were no amounts recognized during the years ended December 31, 2025 and 2024, respectively, for awards pursuant to this plan.
Income taxes
In February 2022, concurrent with its organizational transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC Units are exchanged by the members of DDH, LLC. The Company made an election under Section 754 of the Code for each taxable year in which an exchange of LLC interest occurred. During the year ended December 31, 2025, members of DDM exchanged 28,955 shares of Class B Common Stock into shares of Class A Common Stock. No shares were exchanged during the year ended December 31, 2024.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $13.4 million and $7.7 million, respectively.
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs and establishes provision for credit losses as deemed necessary for accounts not covered by this insurance. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered. For the years ended December 31, 2025 and 2024, the Company's provision for credit losses net of recoveries, as reflected in the consolidated statements of cash flows was less than $0.1 million and $0.6 million, respectively.
The following table presents the changes in the provision for credit losses (in thousands):

	December 31,
	2025	2024
Beginning balance	$978	$344
Provision for credit losses	10	647
Write-offs, net of recoveries	(44)	(13)
Ending balance	$944	$978
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers on both the sell-side and buy-side of the business. For the year ended December 31, 2025, two buy-side customers represented 27% of revenues. For the year ended December 31, 2024, one sell-side customer represented 46% of revenues. As of December 31, 2025, three buy-side customers accounted for 43% of accounts receivable. As of December 31, 2024, three customers (two buy-side and one sell-side) accounted for 34% of accounts receivable.
As of December 31, 2025 and 2024 one vendor accounted for 21% and 16%, respectively, of consolidated accounts payable.
Accrued liabilities
The components of accrued liabilities on the balance sheet as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$461	$330
Accrued expenses	1,698	877
Accrued interest	5	50
Total accrued liabilities	$2,164	$1,257
Accrued liabilities - related party
The components of accrued liabilities - related party on the balance sheet as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Accrued dividend	$55	$—
Exit Fee (1)	3,608	—
Total accrued liabilities - related party	$3,663	$—
(1)See Note 9 — Commitments and Contingencies for further details.

Prepaid expenses and other current assets
The components of prepaid expenses and other current assets on the balance sheet as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$541	$566
Stock subscription receivable (1)	—	1,362
Consideration paid to customers (2)	250	—
Other current assets	99	189
Total prepaid expenses and other current assets	$890	$2,117
(1)The stock subscription receivable consists of amounts receivable for Class A Common Stock issued under the Equity Reserve Facility but not yet paid as of December 31, 2024. The Company collected the receivable in January 2025.
(2)This line item consists of cash payments made to customers to support integration efforts and long-term contracts.
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

Through December 31, 2025, the Company operated two reportable segments: sell-side advertising, which includes the results of Colossus Media, and buy-side advertising, which includes the results of Orange 142 and Huddled Masses. In October 2024, the Company announced the unification of its buy-side businesses, Orange 142 and Huddled Masses. All of the Company’s revenues are attributed to the United States. As further described below in the Liquidity and Capital Resources – Going Concern section, the Company has experienced a series of unexpected setbacks in the past two years, particularly in the sell-side. During 2025, the Company worked to reconstitute its prior business, target new customers and develop new products for the sell-side segment but was unable to achieve historical volumes. Beginning in 2026, the Company has shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+. In connection with this shift in focus, the Company is currently working on aggregating its operations.
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
Operating expenses
Operating expenses consist of compensation expenses related to our executive, sales, finance and administrative personnel (including salaries, commissions, stock-based compensation, bonuses, benefits and taxes); general and administrative expenses (including rent expense, professional fees, independent contractor costs, selling and marketing fees, administrative and operating system subscription costs, insurance, and amortization expense related to our intangible assets); and other expense.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense incurred during the years ended December 31, 2025 and 2024 was $1.0 million and $1.6 million, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.
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
Deferred offering, financing, discount, issuance costs and debt premium
The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt financings are amortized to interest expense using the effective interest method over the life of the debt. Unamortized deferred financing costs are netted against debt or classified as prepaid expenses and other current assets in the consolidated balance sheets. Fees that are directly associated with an equity offering are recorded to additional paid-in capital in the event the Company completes an equity issuance. The differences between the face amount and the proceeds upon issuance of debt are recorded as a discount or premium, including debt discount related to the interest reserve added under various amendments to the Company's credit facilities, and netted against debt in the consolidated balance sheets.

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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company bases its estimates on past experiences, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company uses estimates to determine many reported amounts, including but not limited to gross vs net assessment in revenue recognition, recoverability of goodwill and long-lived assets, useful lives used in amortization of intangibles, income taxes and valuation allowances, stock-based compensation and fair values of assets and liabilities acquired in business combinations as well as preferred stock issued and debt valued upon extinguishment.
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
Recent accounting pronouncements
Accounting pronouncements adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Ventures Formations, which requires that joint ventures, upon formation, apply a new basis of accounting by initially measuring assets and liabilities at fair value. The amendments in ASU 2023-05 are effective for joint ventures that are formed on or after January 1, 2025. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. During the year ended December 31, 2025, the Company entered into a joint venture, but no material activity has occurred to date.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. The Company adopted this standard effective January 1, 2025 using a retrospective approach.
Accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, ASU 2024-03 requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact on the disclosures of the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow Scope Improvements. ASU 2025-11 improves the guidance in ASC 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements or related disclosures.
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
As discussed in Note 9 — Commitments and Contingencies, the Company has experienced significant disruption in its sell-side business due to a series of unexpected setbacks in the past two years, particularly in the sell-side. During 2025, the Company worked with its partners to achieve prior sell-side volume levels but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and establish an Equity Reserve Facility raising additional equity of $10.3 million through December 31, 2025. Additionally, the Company (1) incurred a net loss of $27.7 million for the year ended December 31, 2025 including the impact of the sell-side disruption described above, (2) reported an accumulated deficit of $27.7 million as of December 31, 2025, (3) reported cash and cash equivalents of $0.7 million and a working capital deficit of $21.7 million as of December 31, 2025, (4) owes its lender $16.0 million (combination of principal, accrued fees, interest and the Exit Fee described in Note 3 — Long-Term Debt) as of December 31, 2025, under the 2021 Credit Facility (as defined below) which matures in December 2026 and (5) despite demonstrating compliance with the minimum stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1) (the "Stockholders' Equity Rule") on November 7, 2025 and Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") on February 12, 2026, remains subject to a discretionary Panel Monitor through November 7, 2026 for the Stockholders' Equity Rule and through February 12, 2027 for the Bid Price Rule. The Company believes that it is not in compliance with the Stockholders' Equity Rule as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Equity Reserve Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+ allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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
Note 3 — Long-Term Debt
At December 31, 2025 and 2024, long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
2021 Credit Facility (1) (2)	$10,285	$37,362
2021 Credit Facility - Accrued Fees	1,234	—
2021 Credit Facility - Accrued Interests	793	—
Credit Agreement	—	3,700
Economic Injury Disaster Loan	149	150
Total debt	12,461	41,212
Less: deferred financing cost (2)	(63)	(4,238)
Less: debt discount (3)	(249)	(1,671)
Total debt, net of deferred financing cost and debt discount	12,149	35,303
Less: current portion (2)	(12,003)	(3,700)
Total long-term debt, net of current portion, deferred financing cost and debt discount	$146	$31,603
(1) As of December 31, 2025, amount includes $3.5 million amendment closing fees pursuant to the Ninth Amendment defined below, which is due at maturity or prepayment. As of December 31, 2024, amount includes an exit fee of $3.0 million, which was converted into Series A Convertible Preferred Stock as part of the Ninth Amendment, as described below.
(2) The balances in 2025 are considered related party balances.
(3) The debt discount as of December 31, 2025 is composed of the difference between the fair value and the carrying value of the 2021 Credit Facility as of the Ninth Amendment date, as described below.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Interest expense – 2021 Credit Facility (1)	$3,436	$3,617
Interest expense – Credit Agreement	222	693
Interest expense – other	18	8
Amortization of deferred financing cost and debt discount	2,104	1,092
Amortization of debt premium	(577)	—
Total interest expense and amortization of deferred financing cost and debt discount (premium), net	$5,203	$5,410
(1) For the year ended December 31, 2025, a portion of the interest expense related to the 2021 Credit Facility was applied against the interest reserve, as described below, and included in amortization of deferred financing cost and debt discount (premium), net in the consolidated statement of cash flows.
Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (as amended, unless the context indicates otherwise, the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC (“Lafayette Square”) as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the “Term Loan”) and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The loans under the 2021 Credit Facility are calculated using Term Secured Overnight Financing Rate (“Term SOFR”) with a credit spread adjustment of 0.10% per annum for interest periods of one month and 0.15% per annum for interest periods of three months. The loans under the 2021 Credit Facility bear interest at Term SOFR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is based on the consolidated total leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total leverage ratio is less than or equal to 1.00 to 1.00 with gradual increases as the ratio increases up to 10.00% per annum if the consolidated total leverage ratio is greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.
Quarterly installment payments on the Term Loan and the Delayed Draw Loan, due on the last day of each fiscal quarter, began March 31, 2022 with a final installment due December 3, 2026 for remaining balances outstanding under each loan. Each quarterly installment payment under the closing date term loan was $0.1 million from January 1, 2022 through December 31, 2023, and each quarterly installment payment thereafter until maturity is $0.3 million. Each quarterly installment payment under the Delayed Draw Loan was 0.625% of the amount of the Delayed Draw Loan through December 31, 2023, and each quarterly installment payment thereafter until maturity is 1.25% of the amount of the Delayed Draw Loan. At times, amendments to the 2021 Credit Facility have modified this payment schedule.
The 2021 Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. Current financial covenants as of and subsequent to December 31, 2025 include (1) a minimum unrestricted cash balance of $0.5 million, (2) minimum quarterly consolidated EBITDA of ($1.9 million) for the fiscal quarter ended March 31, 2026 and $0.5 million for each quarter thereafter, (3) minimum quarterly sell-side revenue of $2.5 million and $5.0 million for the fiscal quarters ended March 31, 2026 and thereafter, respectively, (4) maximum consolidated total leverage ratio of 3.50 to 1.00 for the quarter ended June 30, 2026 and 3.25 to 1.00 for each quarter thereafter and (5) minimum fixed charge coverage ratio of 1.25 to 1.00 for the quarter ended June 30, 2026 and 1.50 to 1.00 for each quarter thereafter. The Company was in compliance with the financial covenants under the Credit Agreement, as amended, as of December 31, 2025.
Prior to entering into the Fifth Amendment as defined below, the Company entered into the second, third and fourth amendments to the 2021 Credit Facility. On October 15, 2024, with an effective date of June 30, 2024, the Company and Lafayette Square entered into the Fifth Amendment (the “Fifth Amendment”) to the 2021 Credit Facility which among other things, (1) deferred quarterly installment payments on the Term Loan and the Delayed Draw Loan for the periods from June 30, 2024 through December 31, 2025, (2) required that the Company pay a commitment fee of 50 basis points or an amount of $0.1 million to Lafayette Square, (3) allowed proceeds from future equity raises by the Company, if any, to cure potential financial covenant noncompliance, (4) provided for one-month and three-month interest periods and (5) modified financial covenants. The Fifth Amendment was accounted for as a modification. In connection with the Fifth

Amendment, fees paid to Lafayette Square totaling $0.1 million were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.
On December 27, 2024, the Company and Lafayette Square entered into the Sixth Amendment and Waiver (the “Sixth Amendment”) to the 2021 Credit Facility. Under the terms of the Sixth Amendment, among other changes, Lafayette Square extended a term loan equal to $6.0 million (the “Sixth Amendment Term Loan”). Lafayette Square and the Company agreed to use (1) $4.0 million out of the Sixth Amendment Term Loan to prepay the revolving credit notes under the Credit Agreement as defined below, and (2) $2.0 million to fund an interest reserve under the 2021 Credit Facility. The Sixth Amendment also (1) modified financial covenants, (2) requires Lafayette Square’s prior written consent for certain permitted dividends, including dividends to the Company’s shareholders and (3) waived certain existing events of default related to minimum EBITDA covenants. Lastly, a $3.0 million exit fee, which was fully earned upon execution of the Sixth Amendment and is payable directly to Lafayette Square at maturity or prepayment, was added to the term loan balance. The Sixth Amendment was accounted for as a modification. In connection with the Sixth Amendment, the $3.0 million exit fee was capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt, and fees paid to third parties totaling $0.1 million were expensed as incurred.
On August 8, 2025, the Company and Lafayette Square entered into the Seventh Amendment (the “Seventh Amendment”) which among other things, (1) provided for the conversion of $25.0 million of outstanding term loan obligations into newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $1.0 million amendment closing fee and a $0.1 million amendment fee and (3) modified financial covenants. The Seventh Amendment also established a $25.0 million exit fee due upon redemption in full of the newly issued preferred stock with reduction in the amount of the exit fee outstanding for any amounts redeemed or converted. As Lafayette Square did not grant the Company a concession and the terms of the Seventh Amendment were not substantially different, the Seventh Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The shares of Series A Convertible Preferred Stock were recognized at fair value of $21.4 million upon issuance (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation) and the Company established the new effective interest rates based on the carrying value of the modified debt. The difference between the fair value of the shares of Series A Convertible Preferred Stock and the carrying value of the existing debt converted into Series A Convertible Preferred Stock is reflected as a debt premium.
On September 8, 2025, the Company and Lafayette Square entered into the Eighth Amendment (the “Eighth Amendment”) to the 2021 Credit Facility which among other things, Lafayette agreed to make a term loan in the principal amount equal to $3.8 million (the “Eighth Amendment Term Loan”) to repay in full the outstanding amounts owed under the Credit Agreement (as defined below). The Eighth Amendment also provided for a $0.1 million interest reserve and a less than $0.1 million amendment fee. The maturity date of the Eighth Amendment Term Loan was October 30, 2025 which was extended to October 30, 2026 on November 10, 2025 and later revised to September 30, 2026 pursuant to the Eleventh Amendment (as described below). The Eighth Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The Company established the new effective interest rate based on the carrying value of the modified debt.
On October 14, 2025, the Company and Lafayette Square entered into the Ninth Amendment (the “Ninth Amendment”) to the 2021 Credit Facility which among other things, (1) provided for the conversion of $10.0 million of outstanding term loan obligations, including the $3.0 million exit fee established by the Sixth Amendment, into 10,000 newly issued shares of Series A Convertible Preferred Stock, (2) required the payment of a $3.5 million amendment closing fee at maturity, (3) modified financial covenants, (4) requires prepayments when the Company has an aggregate cash balances in excess of $2.5 million, (5) increases the Seventh Amendment exit fee from $25.0 million to $35.0 million and (6) waives any noncompliance with covenants as of September 30, 2025.
On October 28, 2025, the Company and Lafayette Square entered into the Tenth Amendment (the "Tenth Amendment") to the 2021 Credit Facility which among other things, allows the Company to request that Lafayette Square exchange and/or convert (each, an "Exchange"), in whole or in part, shares of Series A Convertible Preferred Stock into shares of Class A Common Stock; provided, that Lafayette Square is permitted to decline any such request. The Tenth Amendment provides that the ratio for each Exchange shall be, for each share of Series A Convertible Preferred Stock so exchanged, the quotient of (1) the Accumulated Conversion Value (as defined in the Certificate of Designation for the Series A Convertible Preferred Stock) attributable to such share of Series A Convertible Preferred Stock, divided by (2) the volume-weighted average price of the Class A Common Stock for the 20-trading day trailing period immediately preceding the delivery of the notice pursuant to the procedures set forth in the Tenth Amendment, rounded down to the nearest whole share. The Company and Lafayette Square also agreed to modify the terms related to the Exit Fee such that the amount of the exit fee outstanding is also reduced for any proceeds received by Lafayette Square in connection with such exchanges pursuant to the Tenth Amendment. Finally, the Tenth Amendment removes the requirement for the Company to make a prepayment of the loans under the 2021 Credit Facility with any proceeds received from the sale of Series A Convertible

Preferred Stock and provides for certain other technical amendments to the 2021 Credit Facility to permit the Exchange. The Tenth Amendment also provided for a less than $0.1 million amendment fee.
As the Ninth Amendment and Tenth Amendment were executed shortly after one another, they were evaluated together for purposes of assessing the transactions under relevant guidance and accounted for as a debt extinguishment. As a result, the Company recognized a $3.8 million loss on early debt extinguishment in the fourth quarter of fiscal 2025. The Series A Convertible Preferred Stock issued in connection with the Ninth Amendment was recognized at its fair value of $9.7 million upon issuance (see Note 4 — Stockholders’ Deficit and Stock-Based Compensation), and the Company established the new effective interest rates for the new debt based on the fair value of the debt.
On January 27, 2026, the Company and Lafayette Square entered into the Eleventh Amendment (the “Eleventh Amendment”) to the 2021 Credit Facility which among other things, (1) modified financial covenants effective December 31, 2025, (2) required the payment of a $4.0 million amendment closing fee which allows Lafayette Square to recover the Exit Fee accrued by the Company in the quarter ended December 31, 2025 and (3) modified the principal payment schedule for the outstanding loans under the Term Loan Facility and clarified that the maturity date of the Eighth Amendment Term Loan is September 30, 2026.
At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.5 million amendment closing fee and the $4.0 million amendment closing fee due at maturity or prepayment, as defined under the Ninth Amendment and the Eleventh Amendment, respectively. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. As a result of entering into the Ninth and Tenth Amendments and the resulting debt extinguishment treatment, the Company recognized a $3.8 million loss on early debt extinguishment in the fourth quarter of fiscal 2025, primarily related to the write-off of $3.5 million of deferred financing costs and $3.0 million of debt premium, the expensing of $3.5 million of lender fees associated with the Ninth Amendment, partially offset by a $0.2 million gain on extinguishment representing the difference between the reacquisition price and the net carrying amount of the extinguished debt. Accrued and unpaid interest was $0.8 million and $0 as of December 31, 2025 and 2024, respectively. Accrued and unpaid fees were $1.2 million and $0 as of December 31, 2025 and 2024, respectively.
2023 Revolving Line of Credit - East West Bank
On July 7, 2023, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with East West Bank (“EWB”), as lender. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $10.0 million, subject to a borrowing base determined based on eligible accounts, and an up to $5.0 million uncommitted incremental revolving facility. Loans under the Credit Agreement originally matured on July 7, 2025 (the “Maturity Date”), unless the Credit Agreement is otherwise terminated pursuant to the terms of the Credit Agreement which was extended per amendments to August 31, 2025.
Borrowings under the Credit Agreement bore interest at a rate per annum equal to the one-month Term SOFR rate, plus 0.10%, plus 3.00% per annum (the “Loan Rate”); with a floor of 0.50%.
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
On December 27, 2024, the Company and EWB entered into the Waiver and Fourth Amendment (the “Fourth EWB Amendment”) to Credit Agreement. Under the terms of the Fourth EWB Amendment, among other things, (1) the Company made prepayments on the revolving credit notes under the Credit Agreement equal to $5.0 million, consisting of (a) $4.0 million from the proceeds of the Sixth Amendment Term Loan and (b) $1.0 million as the Company's out-of-pocket prepayment, (2) such prepayments were used to permanently reduce the commitment under the Credit Agreement to $5.0 million, (3) the financial covenants under the Credit Agreement were amended to implement a minimum unrestricted cash requirement of $0.8 million at all times and to remove the minimum EBITDA covenant; and (4) EWB waived certain existing events of default related to the prior minimum EBITDA covenant. The Fourth EWB Amendment was accounted for as a modification. In connection with the Fourth EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.
On July 17, 2025, the Company entered into the Fifth Amendment (the “Fifth EWB Amendment”) to the Credit Agreement, dated as of July 17, 2025 but effective as of July 7, 2025 which extended the maturity date of the Credit Agreement from July 7, 2025 to July 31, 2025. In connection with the extension of the maturity date, the Company agreed to pay a $50,000 extension fee and agreed to pay additional interest on any loans at the existing loan rate plus 5% per annum between July 7, 2025 and July 31, 2025.
On August 5, 2025, the Company entered into that certain Sixth Amendment (the “Sixth EWB Amendment”) to the Credit Agreement, dated as of August 5, 2025 but effective as of July 31, 2025 which extended the maturity date of the Credit Agreement from July 31, 2025 to August 31, 2025 (the "revised maturity date"). In connection with the extension of the maturity date, the Company agreed to make a principal payment in an amount equal to $0.2 million to reduce the outstanding loan balance by August 15, 2025.
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

Overall
As of December 31, 2025, future minimum payments related to long-term debt are as follows (in thousands):

2026	$12,315
2027	3
2028	3
2029	4
2030	4
Thereafter	132
Total	12,461
Less current portion	(12,003)
Less deferred financing cost	(63)
Less debt discount	(249)
Total long-term debt, including debt premium, net of current portion, deferred financing cost and debt discount	$146
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity
Following the completion of its organizational transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company’s Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. During the year ended December 31, 2025, DDM tendered 28,955 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of December 31, 2025, DDM held 168,645 shares of Class B Common Stock.
The Company is authorized to issue 760,000,000 shares of Class A Common Stock, par value $0.001 per share, 20,000,000 shares of Class B Common Stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The number of authorized shares of Class A Common Stock increased from 160,000,000 to 760,000,000 pursuant to approval by the Company's stockholders on October 13, 2025 which became effective upon filing of a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation on November 5, 2025.
In connection with the Company's initial public offering of units (“Units”), each consisting of (i) one share (subject to adjustment for the Company’s 55-to-1 reverse stock split) of its Class A Common Stock and (ii) one warrant (subject to adjustment for the Company’s 55-to-1 reverse stock split) entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $302.50 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 2,545 Units at a per Unit exercise price of $363.00, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) underwriter warrants to purchase 381 shares of Class A Common Stock at a per warrant exercise price of $0.66, which was equal to 120% of the public offering price per warrant sold in the offering. A group of underwriters exercised 1,272 Units and 190 underwriter warrants in November 2023. At December 31, 2025, 1,272 Units and 190 underwriter warrants were outstanding while there were no public warrants outstanding as of December 31, 2025 and 2024.
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
Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended the “Purchase Agreement” and the facility as a whole, the "Equity Reserve Facility") with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), and subsequently entered into an amendment with New Circle on October 24, 2025 (the “Amendment”) pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company was not permitted to issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtained stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elected to sell to New Circle under the Purchase Agreement equaled or exceeded certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement is based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. On December 27, 2024, October 13, 2025 and December 30, 2025, the Company’s stockholders approved the issuance and sale of up to 154,545, 909,090 and 1,818,181 shares, respectively, above the Exchange Cap to New Circle under the Purchase Agreement.
As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 1,141 shares of the Company’s Class A Common Stock to New Circle in October 2024, and an incremental 1,818 shares of the Company’s Class A Common Stock on October 24, 2025 in connection with the Amendment. The Company sold 28,727 shares of the Company's Class A Common Stock for $3.0 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Company sold 433,806 shares of the Company's Class A Common Stock for $7.3 million. During the year ended December 31, 2025, the Company incurred incremental issuance costs, which were expensed in the consolidated statements of operations, given the nature of the Equity Reserve Facility.
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
Series A Convertible Preferred Stock
Pursuant to the terms of the Seventh Amendment and pursuant to authority expressly vested in the Company’s board of directors as set forth in the Company’s Amended and Restated Certificate of Incorporation, on August 8, 2025, the Board authorized and the Company filed the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation’) with the Secretary of State of the State of Delaware, which established the Series A Convertible Preferred Stock in the amount of $25.0 million. Pursuant to the terms of the Ninth Amendment, on October 15, 2025, the Company filed the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the “A&R Certificate of Designation”) with the Secretary of State of the State of Delaware, which amended and restated in its entirety the Certificate of Designation and established an additional $10.0 million of Series A Convertible Preferred Stock. The A&R Certificate of Designation sets forth the rights, preferences, powers, restrictions and limitations of the Series A Convertible Preferred Stock. Capitalized terms not otherwise defined in this item shall have the meanings given to such terms in the A&R Certificate of Designation. The Series A Convertible Preferred Stock is not redeemable outside of the Company’s control and is therefore classified in permanent equity as of December 31, 2025.

The following is a summary of key terms of the Series A Convertible Preferred Stock, as amended by the A&R Certificate of Designation:

Designation and Amount. The number of shares initially designated as Series A Convertible Preferred Stock was 25,000. Under the A&R Certificate of Designation, the number of shares designated as Series A Convertible Preferred Stock was increased by 10,000 to a total of 35,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock have a par value $0.001 per share and a stated value of $1,000 per share of Series A Convertible Preferred Stock (the “Conversion Value”), which shall be increased for any accrued and unpaid dividends.

Dividends. The shares of Series A Convertible Preferred Stock carry a cumulative Dividend, compounded monthly, at a dividend rate of ten percent (10%) per annum.

Ranking. The Series A Convertible Preferred Stock will be senior to the Company’s Class A Common Stock, Class B Common Stock and all other series or classes of stock and equity securities of the Company that do not expressly rank senior to, or that are not pari passu with, the Series A Convertible Preferred Stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Voting Right and Protective Provisions. Subject to certain limitations described in the A&R Certificate of Designation, the Series A Convertible Preferred Stock is voting stock with Holders entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis.

In addition, the A&R Certificate of Designation provides for certain protective provisions for Holders of Series A Convertible Preferred Stock, which apply at any time when at least 12,525 shares of Series A Convertible Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Convertible Preferred Stock) are outstanding.

Conversion. At the option of the Holder thereof, each share of Series A Convertible Preferred Stock shall be convertible into the number of Conversion Shares equal to the Accumulated Conversion Value divided by $137.50 per share of Class A Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization), rounded down to the nearest whole share.

Liquidation. In the event of any Liquidation, the Holders of shares of Series A Convertible Preferred Stock then outstanding will be entitled to be paid out ahead of lower ranked securities and at an amount per share equal to three times (3.00x) the Accumulated Conversion Value thereof with ratable distribution if assets are not sufficient to pay out at Accumulated Conversion Value.

During the year ended December 31, 2025, Lafayette Square exchanged 7,923 shares of Series A Convertible Preferred Stock for 545,455 shares of Class A Common Stock pursuant to the Tenth Amendment to the 2021 Credit Facility. As of December 31, 2025, the amount of cumulative preferred dividends in arrears totaled $1.1 million representing $41.47 per preferred share of which $0.1 million was recorded as accrued liabilities in the consolidated balance sheet.

In October 2025, the terms of the initial issuance of $25.0 million Series A Convertible Preferred Stock were modified by the A&R Certificate of Designation, as described above, and the exchange mechanism between Lafayette Square and the Company was modified in the Ninth and Tenth Amendments. The Company analyzed whether the change in terms constituted a modification or extinguishment, pursuant to the related authoritative guidance, and engaged an independent third-party valuation firm to assist with determining the fair value of the Series A Convertible Preferred Stock immediately before and after the change in terms. Because the increase in fair value was substantive, the Company determined the change in terms resulted in extinguishment. Accordingly, the Company recorded the resulting difference in fair value of approximately $3.3 million as a deemed dividend for the holders of Series A Convertible Preferred Stock. Because the Company is in an accumulated deficit position, the deemed dividend was recorded to additional paid-in capital and increased the net loss allocated to Class A shareholders for the year ended December 31, 2025.

Continuation Capital Settlement Agreement
On November 20, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Continuation Capital, Inc. (“Continuation Capital”), pursuant to which we agreed to issue up to 909,090 shares of Class A Common Stock (the “Exchange Shares”) in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned to Continuation Capital in the amount of $3 million. The Exchange Shares will be sold to Continuation Capital at a price of 76% of the lower of (a) the volume weighted average sale price of the Class A Common Stock on Nasdaq during the “Valuation Period,” which is the five day trading period, inclusive of the day of the share request under the Settlement Agreement, which will be extended as necessary to account for multiple tranches of issuances or (b) the average of the four lowest of the most recent five closing prices during the Valuation Period, as defined in the Settlement Agreement. Additionally, as partial consideration for the entry into the Settlement Agreement, the Company paid Continuation Capital a settlement fee of 1,727 shares of Class A Common Stock. The Settlement Agreement was approved on November 21, 2025 by a court following a hearing held on that same date, in which the court determined that Settlement Agreement is fair to Continuation Capital. Accordingly, the issuance of securities under the Settlement Agreement will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereunder. From the date the Settlement Agreement was executed through December 31, 2025, $0.7 million has been paid to third party vendors and 209,162 shares have been issued pursuant to the program. Subsequent to December 31, 2025 through the date of this report, $0.9 million has been paid to third party vendors and 608,164 shares have been issued pursuant to the program.

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
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 63,636 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. On June 9, 2025 and December 30, 2025, the Company's stockholders approved amendments to the 2022 Omnibus Plan to increase the number of shares issuable by 72,727 shares and 163,636 shares, respectively. Information on activity for both the stock options and RSUs is detailed below. As of December 31, 2025, there were 254,309 shares available for grant under the 2022 Omnibus Plan.
During the years ended December 31, 2025 and 2024, the Company recognized $1.5 million and $1.6 million, respectively, of total stock-based compensation expense in the consolidated statements of operations in compensation, taxes and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over vesting periods of one to three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the year ended December 31, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,108	$136.95	7.78	$—
Granted	10,934	$54.52	—	$—
Exercised	—	$—	—	$—
Forfeited and expired	(745)	$69.53	—	$—
Outstanding at December 31, 2025	16,297	$84.40	8.27	$—
Vested and exercisable at December 31, 2025	5,217	$126.05	6.65	$—
The total fair value of options vested during the year was $0.2 million. As of December 31, 2025, unrecognized stock-based compensation of $0.2 million was related to 11,080 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 0.67 years.

Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over vesting periods of one to three years. A summary of RSU activity during the year ended December 31, 2025 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2024	4,704	$154.00
Granted	18,661	$49.38
Vested	(5,115)	$97.31
Forfeited	(1,045)	$133.90
Unvested - December 31, 2025	17,205	$61.80
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 1,212 (including 451 sold as of December 31, 2025) and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of December 31, 2025, there was unrecognized stock-based compensation of $0.3 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 0.55 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH, LLC when LLC interests are redeemed or exchanged by the members of DDH, LLC. During the year ended December 31, 2025, members of DDM exchanged 28,955 Class B shares into Class A shares.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million as of December 31, 2025 and 2024, respectively. The Company has recorded a deferred tax asset of $0 as of December 31, 2025 and 2024 which is net of a valuation allowance of $13.4 million and $7.7 million as of December 31, 2025 and 2024, respectively. No TRA payments were made during the years ended December 31, 2025 and 2024. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the statement of operations as a component of income before taxes. For the years ended December 31, 2025 and 2024, $0 and $5.2 million were recorded as income in other income (expense), net of such change.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The Company adopted this standard effective January 1, 2025 using a retrospective approach. Through the Organizational Transactions completed in February 2022, the Company formed an Up-C structure which allows DDM to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership for U.S. federal income tax purposes. Under the Up-C structure, the Company is subject to corporation income tax based on the ownership. The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	$—	$5,192
State	—	940
Total deferred	—	6,132
Total income tax expense	$—	$6,132
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Federal income tax benefit at statutory rate	$(5,822)	21.0%	$(2,893)	21.0%
State income tax (benefit) expense (1)	(292)	1.0%	986	(7.1)%
Partnership income not subject to tax	3,158	(11.4)%	3,031	(22.0)%
Valuation allowance	2,957	(10.6)%	6,168	(44.8)%
Derecognition of tax receivable agreement liability	—	—%	(1,092)	7.9%
Other	(1)	—%	(68)	0.5%
Effective income tax rate	$—	—%	$6,132	(44.5)%
(1) The states and local jurisdiction that contribute to the majority (greater than 50%) of the tax effect in this category include California, District of Columbia, Georgia, Tennessee and Texas.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. The components of deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets related to:
Net operating loss carryforwards	$3,407	$1,454
Partnership basis difference and other	9,957	6,255
Total deferred tax assets	$13,364	$7,709
Valuation allowance	(13,364)	(7,709)
Total deferred tax assets, net	$—	$—
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $13.0 million and $6.0 million, respectively. Federal net operating loss carryforwards can be carried forward indefinitely and state net operating loss carryforwards are carried forward to each jurisdiction based on the varying state statutes. The Company recorded a valuation allowance of $13.4 million against its deferred tax assets at December 31, 2025. The valuation allowance increased by $5.7 million when compared to the valuation allowance of $7.7 million recorded as of December 31, 2024. Federal income taxes paid (net of refunds) were $0 and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. State and local income taxes paid (net of refunds) were less than $0.1 million for the years ended December 31, 2025 and December 31, 2024. Federal income taxes paid (net of refunds) were $0 and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. State and local income taxes paid (net of refunds) were less than $0.1 million for the years ended December 31, 2025 and December 31, 2024.

Utilization of net operating loss and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined. The annual limitation may result in the expiration of the net operating loss and tax credit before utilization. Public ownership of the Company changed from 33% to 89% as of December 31, 2024 and 2025, respectively, which likely indicates a Section 382 ownership change. The Company will monitor and perform a full 382/383 assessment to determine if a true ownership change occurred. In the case of such a change, the net operating loss carryforwards and tax credit carryforwards may be subject to annual limitations before being applied to reduce future income tax liabilities.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2024, 2023 and 2022 remain open as of December 31, 2025. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of December 31, 2025 and 2024, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
On July 4, 2025, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted effectively extending certain provisions of the 2017 Tax Cuts and Jobs Act, including adjusting a number of provisions that were subject to sunsets, phase-outs, or phase-ins. While most of the changes made by OBBBA are effective in future tax years, some of its provisions are effective in the current tax year. The Company determined that OBBBA had no material impact on its consolidated financial statements.
Note 6 — Related Party Transactions
Up-C Structure
In February 2022, the Company completed an initial public offering of its securities, and through its organizational transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker (“Walker”) and Keith Smith (“Smith”), to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 — Stockholders’ Deficit and Stock-Based Compensation). One of the tax

benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA. As described in Note 5 — Tax Receivable Agreement and Income Taxes, for the year ended December 31, 2024, $5.2 million was recorded as income in other income (expense) for such change as the deferred taxes giving rise to the TRA have a valuation allowance recorded to offset the deferred tax assets.
The aggregate balance of tax receivable liabilities as of December 31, 2025 and 2024, is as follows (in thousands):

	December 31,
	2025	2024
Liability related to tax receivable agreement:
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41
Lafayette Square
As a result of the Seventh Amendment between the Company and Lafayette Square in which debt owed to Lafayette Square was converted to Series A Convertible Preferred Stock, Lafayette Square became a related party to the Company. The consolidated financial statements have been updated to reflect the reclassification of the relevant term loans from short-term debt to related-party short-term debt, and corresponding reclassifications were also made to the current portion of long-term debt and accrued liabilities to reflect the related party relationship.
Note 7 — Segment Information
Revenue by business segment is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Sell-side advertising	$5,335	$35,660
Buy-side advertising	29,359	26,628
Total revenues	$34,694	$62,288
Income from reportable segment operations reconciled to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Sell-side advertising (1)	$(4,021)	$(579)
Buy-side advertising (2)	4,954	4,001
Income from reportable segment operations	933	3,422
Corporate office expense	(28,656)	(17,197)
Loss before income taxes	$(27,723)	$(13,775)
(1) For the year ended December 31, 2025, sell-side segment contained $0.1 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the year ended December 31, 2024, sell-side segment contained $0.2 million in depreciation and amortization of property, equipment and software, $0 in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net.
(2) For the year ended December 31, 2025, buy-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $1.9 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net. For the year ended December 31, 2024, buy-side segment contained less than $0.1 million in depreciation and amortization of property, equipment and software, $2.0 million in amortization of intangible assets and $0 in amortization of deferred financing cost and debt discount (premium), net.
Total assets by business segment are as follows (in thousands):

	December 31,
	2025	2024
Sell-side advertising	$1,991	$3,755
Buy-side advertising	16,503	18,664
Assets from reportable segment operations	18,494	22,419
Corporate office	1,662	3,587
Total assets	$20,156	$26,006
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

	Year Ended December 31,
	2025	2024
Net loss attributable to Class A shareholders and Series A preferred stockholders	$(18,946)	$(6,236)
Less: Series A preferred stockholders cumulative and deemed dividends	4,411	—
Net loss allocated to Class A shareholders	$(23,357)	$(6,236)

Weighted average common shares outstanding - basic and diluted	308	68
Net loss per common share, basic and diluted	$(75.79)	$(91.26)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Series A convertible preferred stock	81	—
Class B Common Stock	188	198
Options to purchase common stock	14	6
Restricted stock units	16	7
Total excludable from net loss per share attributable to common stockholders - diluted	299	211
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s sell-side customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and sell-side volumes have resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's sell-side business. During 2025, the Company worked with its partners to achieve prior sell-side volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant 21 days to amend their counterclaim. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief which was due to the court on November 3, 2025. The Company filed a response brief on January 2, 2026. The lead plaintiff filed a reply brief on February 6, 2026. The Company now awaits the Court's decision about whether to set the case for oral argument. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
Contingent Liability for Exit Fee
As further described in Note 3 — Long-Term Debt, the Seventh Amendment, Ninth Amendment and Tenth Amendment established an Exit Fee of up to $35.0 million due to Lafayette Square upon the redemption in full of the Series A Convertible Preferred Stock with reductions in the amount of the Exit Fee outstanding for any amounts of the Series A Convertible Preferred Stock redeemed, converted or exchanged. Since it was established, the Exit Fee has been reduced by (1) $4.3 million for proceeds received by Lafayette upon exchanges pursuant to the Tenth Amendment during the quarter ended December 31, 2025 and (2) $3.6 million for the loss on Exit Fee recognized during the quarter ended December 31, 2025 for the difference between the face value of the Series A Convertible Preferred Stock exchanged and the proceeds received by Lafayette upon the exchange. As of December 31, 2025, the maximum potential amount of the Exit Fee that could be payable is $27.1 million.
The timing and occurrence of a full redemption are uncertain and may be indefinite. Accordingly, management has concluded that payment of the maximum potential amount of the Exit Fee as of December 31, 2025 is not probable as of the reporting date and that the ultimate amount of any such payment cannot be reasonably estimated. As a result, no additional liability has been recorded in the accompanying consolidated financial statements. The Company will reassess the likelihood and amount of any Exit Fee obligation in future periods as facts and circumstances change.
Continuation Capital Settlement Agreement
As described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation, on November 20, 2025, the Company entered into the Settlement Agreement with Continuation Capital, pursuant to which we agreed to issue the Exchange Shares in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned by the Company to Continuation Capital in the amount of $3 million. From the date the Settlement Agreement was executed through December 31, 2025, $0.7 million has been paid to third party vendors and 209,162 shares have been issued pursuant to the Settlement Agreement. Subsequent to December 31, 2025 through the date of this report, $0.9 million has been paid to third party vendors and 608,164 shares have been issued pursuant to the Settlement Agreement.
Operating Leases
During the years ended December 31, 2025 and 2024, the Company incurred fixed rent expense associated with operating leases for real estate of $0.3 million and $0.3 million, respectively. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the years ended December 31, 2025 and 2024, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash outflow for operating leases	$268	$206
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$52	$200
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 3.66 years and 8.3%, respectively, as of December 31, 2025. The weighted-average remaining lease term and discount rate for the Company’s operating leases is 4.6 years and 8.3%, respectively, as of December 31, 2024.
The future payments due under operating leases as of December 31, 2025 is as follows (in thousands):

2026	$278
2027	282
2028	180
2029	184
2030	31
Thereafter	—
Total undiscounted lease payments	955
Less effects of discounting	(126)
Less current lease liability	(221)
Total operating lease liability, net of current portion	$608
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	December 31,
		2025	2024
Furniture and fixtures	5	$153	$138
Computer equipment	3	20	20
Leasehold improvements	15	66	43
Capitalized software	3	751	702
Property, equipment and software, gross		990	903
Less: accumulated depreciation and amortization		(824)	(562)
Total property, equipment and software, net		$166	$341

The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenues	$139	$167
General and administrative	123	108
Total depreciation and amortization	$262	$275
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the years ended December 31, 2025 and 2024, amortization expense of $1.9 million and $2.0 million, respectively, was recognized. As of December 31, 2025 and 2024, intangible assets net of accumulated amortization was $7.9 million and $9.7 million, respectively.
As of December 31, 2025 and 2024, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	December 31, 2025
	Weighted-Average Remaining Life (Years)	Original Amount	Accumulated Amortization	Net Total
Customer lists	4.8	$13,028	$(6,839)	$6,189
Trademarks and tradenames	4.8	3,501	(1,838)	1,663
Non-compete agreements	0.0	1,505	(1,505)	—
Total intangible assets, net		$18,034	$(10,182)	$7,852

	December 31, 2024
	Weighted-Average Remaining Life (Years)	Original Amount	Accumulated Amortization	Net Total
Customer lists	5.8	$13,028	$(5,537)	$7,491
Trademarks and tradenames	5.8	3,501	(1,488)	2,013
Non-compete agreements	0.8	1,505	(1,279)	226
Total intangible assets, net		$18,034	$(8,304)	$9,730

December 31, 2025
2026	$1,653
2027	1,653
2028	1,653
2029	1,653
2030	1,240
Thereafter	—
Total future amortization expense	$7,852
ITEM 9.              Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.              Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2025 pursuant to the Rules 13a-5(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2025.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023 and 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2025.
Management’s Plan to Remediate the Previously Reported Material Weaknesses
Management has implemented remediation steps to address the material weakness and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The second phase of the project, which consists of strengthening and enhancing its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters started in 2024 and is still in progress to this date. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of December 31, 2025. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
ITEM 9B.              Other Information
None.
ITEM 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
ITEM 10.              Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Executive Officers:
Mark D. Walker	50	Chairman of the Board of Directors and Chief Executive Officer
Keith W. Smith	57	President and Director
Diana P. Diaz	62	Chief Financial Officer
Anu Pillai	56	Chief Technology Officer
Maria Vilchez Lowrey	44	Chief Growth Officer

Non-Employee Directors:
Richard Cohen	75	Director
Antoinette R. Leatherberry	64	Director
Mistelle Locke	49	Director
Executive Officers
Mark D. Walker. Mr. Walker is a co-founder of the Company and became our Chairman and Chief Executive Officer on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of Direct Digital Holdings LLC, a subsidiary of the Company and our holding company prior to the completion of our initial public offering ("DDH LLC"). Prior to founding Direct Digital with Mr. Smith, Mr. Walker worked at CVG Group, LLC (“CVG Group”), a private equity firm, from October 2016 to May 2019 as the Chief Operating Officer responsible for the operations of the portfolio companies within CVG Group’s holdings. In this role, he was the Acting COO for Ebony Media Operations (“Ebony Media”), where he was responsible for initiating and overseeing the digital transformation of Ebony Media from a print publication to a digital-first organization. Prior to CVG Group and Ebony Media, he worked for the largest retail electricity provider within the United States, NRG Energy Inc. (NYSE: NRG), from 2005 to 2016, in positions of progressively increasing scope and responsibility. While at NRG Energy, he built multiple revenue streams through digital, retail and business development activities while increasing overall revenue to NRG Energy, where he represented approximately 40% of new revenue of NRG Energy Home division. Mr. Walker brings nearly 20 years of experience building relationships and revenue generating operations for Fortune 500 corporations, working in business development and marketing for Deloitte, and startup organizations. Throughout his career, Mr. Walker has sat on multiple advisory boards within the industry, such as Hitwise and Dentsu Aegis, and has written multiple articles and case studies that have been showcased in Jupiter Research and Search Engine Watch. We believe that Mr. Walker is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our Chief Executive Officer and a founder of the Company, as well as his other extensive executive experience. Mr. Walker holds a B.A. in Economics from The University of Texas and was a member of the board of directors of the University of Texas Alumni Association.
Keith W. Smith. Mr. Smith is a co-founder of the Company and became our President on August 23, 2021 and, from 2018 until August 22, 2021, served in the role of Managing Partner of DDH LLC. Prior to founding Direct Digital, Mr. Smith was a Managing Partner at Parkview Advisors, LLC, and President and CEO of Parkview Capital Credit, Inc., from November 2014 to April 2020, where he invested and managed more than $75 million with small and mid-sized businesses to provide acquisition and growth capital. Prior to Parkview, Mr. Smith served as Managing Director for a private equity-led, direct lending platform, Capital Point Partners, where he invested and managed more than $150 million in direct lending first lien, second lien and mezzanine investments, as well as complimentary minority equity investments. Prior to Capital Point Partners, he worked for Rabobank International (“RI”) from 2006 to 2009, where he was a Vice President and Portfolio Manager of more than $2 billion in direct lending and structured credit bank assets for one of the company’s special investment vehicles. He played a key role in originating new client transactions as well as managing a book of existing bank clients. Prior to RI, he was an Associate Director in the Structured Finance Group of Standard & Poor’s from 2003 to 2006, where he analyzed and rated transactions across a broad spectrum of asset types. In addition to his investment banking background, Mr. Smith also has over six years of legal experience as an attorney and has served on the boards of directors of numerous portfolio companies. We believe that Mr. Smith is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our President and a co-founder of the Company, as well as his other executive experience and financial, investment and management experience. Mr. Smith holds a B.A. in Economics from The University of Texas at Austin; a J.D. from Southern Methodist University; and an M.B.A. from The Olin School of Business at Washington University in St. Louis.

Diana P. Diaz. Ms. Diaz became our Chief Financial Officer in October 2023 after serving as the Company’s interim Chief Financial Officer since June 2023. Ms. Diaz joined the Company from Sharps Compliance Corp. (previously Nasdaq listed (SMED) until its acquisition), a leading national healthcare waste management provider to customers in multiple healthcare-related markets, specializing in regulated waste streams including medical, pharmaceutical and hazardous, where she served for a total of 13 years, including as Vice President and Chief Financial Officer from June 2010 to February 2022. Ms. Diaz’s prior positions include Chief Financial Officer of University General Hospital in Houston, Texas from September 2006 to May 2009, Controller at Memorial Hermann Healthcare System, Texas Medical Center from September 2002 to August 2006 and Controller of the wholesale group at Reliant Energy from July 1998 to May 2002. Ms. Diaz started her career at Deloitte & Touch LLP where she worked from July 1985 to June 1998, ending her tenure at that firm as Audit Senior Manager. Ms. Diaz received her BBA in Accounting from The University of Texas at Austin and her MBA from Rice University’s Jesse H. Jones Graduate School of Management.
Anu Pillai. Ms. Pillai became our Chief Technology Officer in March 2021. Ms. Pillai brings extensive experience in defining and executing new product development solutions as well as large enterprise IT implementations and has successfully led global projects with complete responsibility for cross-functional teams in program management, product design, software development, system architecture, cybersecurity, integration and implementation. Prior to serving at Digital Direct Holdings, Ms. Pillai held executive positions and led digital transformations at several companies, including BLK/OPL, a direct-to-consumer e-commerce cosmetic brand, from 2019 to 2021, where she served as SVP, Digital Technology & Ecommerce, and Ebony Media, publisher of the iconic EBONY magazine, from 2011 to 2019, where she served as SVP, Digital Technology & Monetization. She was responsible at both of these companies for the execution of all technology and digital initiatives including system design and architecture, development, project management, resource planning of onsite/offshore resources and monetization across all digital properties with specific emphasis on increasing revenues through various programmatic channels. Prior to that, Ms. Pillai held leadership roles with leading Fortune 50 technology and infrastructure companies, such as General Electric, from 2005 to 2007, where she served as an IT leader; Intel Corporation, from 2000 to 2003, where she served as a Senior Software Engineer; and Motorola, from 1996 to 1998, where she served as an analyst, and we believe she has proven experience in managing and leading small and large global development teams with technology resources spread across the U.S., China, Mexico and India. Ms. Pillai holds a B.S. in Computer Science and Engineering from Bharathiar in India.
Maria Vilchez Lowrey. Ms. Lowrey became our Chief Growth Officer in August 2022. Ms. Lowrey is responsible for leading business development, channel development, and integrating the management of brand related marketing activities across Direct Digital’s portfolio of brands. With over 20 years of senior level leadership experience working across energy, home services, and steel sectors, Ms. Lowrey has delivered game-changing business transformation initiatives for Fortune 500 retail giants and multi-billion-dollar companies. As an energetic and ambitious leader, she has a passion for building new customer acquisition sales channels, scaling sales channels, and forging relationships that deliver material growth through B2B or B2B2C strategic partnerships. Her strategic partnerships encompass launching transformational energy retail programs for well-known brands like Sam's Club, Home Depot, Kroger, Best Buy, and AT&T / DIRECTV. Ms. Lowrey comes to Direct Digital from Just Energy, where she served as Senior Vice President of Direct Sales and Partnerships for Just Energy Group (OTC: JE), Amigo Energy, Tara Energy, and Terrapass, its affiliate brands from December 2016 to August 2022. There, she was responsible for diversifying the company's direct sales channels by launching its first national retail partnership with one of the largest retailers in the world. Prior to that, she served in various key management positions across sales leadership, business development, operations, and project management at NRG Energy, Inc. (NYSE: NRG) from 2007 to 2016, primarily responsible for building new go-to-market sales channels and developing strategic partnerships with the most well-known brands in the country. Prior to NRG, Ms. Lowrey started her career in the steel industry as global supply chain transportation and procurement manager serving large multi-national consumer companies. Ms. Lowrey spends her free time as a strong advocate of community service, serving on non-profit boards such as Homemade Hope and is on the advisory board for Houston Arts Alliance and Dress for Success Houston which all help underserved communities, especially Hispanics, African Americans and women. Ms. Lowrey holds a B.S. in Management Information Systems from Texas A&M University.

Non-Employee Directors
Richard Cohen. Mr. Cohen became a member of our board of directors in November 2021. He has served as President of Richard M Cohen Consultants since 1996, where he provides corporate financial consulting services to a number of clients. Mr. Cohen served as Founder and Managing Partner of Chord Advisors from March 2012 to July 2015, a firm providing outsourced CFO services to both public and private companies. Prior to founding Chord Advisors, Mr. Cohen served as the Interim CEO, and as a member of the board of directors, of CorMedix Inc. (NASDAQ: CRMD), from March 2012 to July 2015. Mr. Cohen has also served as a partner with Novation Capital from July 2001 to August 2012 until its sale to a private equity firm. He has served as a member of numerous boards and committees, including as a member of the audit committee of Rodman and Renshaw, an investment banking firm, from July 2008 to August 2012, and as a member of the board of directors of Great Elm Capital Corp. (NASDAQ: GECC), a public company which operates as a management investment company, since March 2022; Smart for Life, Inc. (NASDAQ: SMFL), a public company which develops, manufactures and sells nutritional and related products, from February 2022 to August 2022; 20/20 BioLabs, Inc. (NASDAQ: AIDX), a public company in the digital diagnostics sector, since 2018; Ondas Networks, Inc. (NASDAQ: ONDS), a public company which provides private wireless data and drone solutions, since 2016; and Helix BioMedix, a former public company specializing in dermatology and consumer products, since 2005, where he has also served as a member of the audit committee. We believe that Mr. Cohen is qualified to serve as a member of our board of directors because of his extensive financial experience, as well as his leadership and management skills gained from his prior board experience. He holds a B.S. with honors in Economics from the University of Pennsylvania Wharton School and an M.B.A. from Stanford University.
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
Mistelle Locke. Ms. Locke became a member of our board of directors in January 2023. Ms. Locke served as an advisor to our board of directors from February 2022 through January 2023. She previously served as Chief Marketing Officer for industry leader Dentsu Media. Prior to that, Ms. Locke served in several senior executive positions for iProspect, including President of iProspect Americas, Global Chief Client Officer and Global Chief Marketing Officer. Ms. Locke transformed iProspect, a company that she helped grow through a merger in 2008 with her company, Range Online Media, from an SEO brand into the largest and most innovative digital media and performance agency in the world scaled across more than 90 markets with more than 8,000 media and performance specialists. In her career, Ms. Locke has worked with some of the world's most iconic brands, including General Motors, Adidas, NIKE, The GAP Brands, Microsoft, Estée Lauder Companies, Accor Hotels, Burberry, Heineken and Kering. She also received the e-Microsoft Bing "Lifetime Achievement" award, for her contribution to the digital advertising industry, and Fast Company listed her on its list of "25 Top Women Business Builders." We believe Ms. Locke is qualified to serve as a member of our board of directors because of her tremendous amount of industry insight and expertise and will be a valuable asset for the senior leadership team and our strategic decision-making. She holds a Bachelor’s Degree in Corporate Communications from the University of Texas.
Family Relationships
No executive officer is related by blood, marriage or adoption to any other director or executive officer.
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
Insider Trading Policy
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our Common Stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except that (i) Mark Walker, Chairman and Chief Executive Officer, filed five late Form 4s, reporting six transactions; (ii) Keith Smith, President and Director, filed four late Form 4s, reporting five transactions; (iii) Diana Diaz, Chief Financial Officer, filed one late Form 4, reporting two transactions; (iv) Maria Vilchez Lowrey, Chief Growth Officer, filed two late Form 4s, reporting three transactions; (v) Anu Pillai, Chief Technology Officer, filed two late Form 4s, reporting three transactions; (vi) Mistelle Locke, Director, filed one late Form 4, reporting two transactions; and (vii) Direct Digital Management, LLC, a 10% beneficial owner, filed three late Form 4s, reporting eight transactions. These late filings were due to administrative errors. All required reports have now been filed and the Company is working to improve its process for future filings.
ITEM 11.              Executive Compensation
We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. In accordance with these rules, our “named executive officers” for fiscal year 2025 were:
•Mark Walker, Chairman and Chief Executive Officer;
•Keith Smith, President; and
•Diana P. Diaz, Chief Financial Officer.

Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2025 and 2024 below.

Name and principal position	Year	Salary ($)	Nonequity incentive plan compensation ($)	Stock awards ($)(1)	Option awards ($)(1)	All other compensation ($)		Total ($)
Mark Walker	2025	500,000	—	90,900	90,900	25,000	(2)	706,800
Chairman and Chief Executive Officer	2024	500,000	—	—	—	25,000	(2)	525,000

Keith Smith	2025	500,000	—	90,900	90,900	25,000	(2)	706,800
President	2024	500,000	—	—	—	25,000	(2)	525,000

Diana P. Diaz	2025	350,000	—	45,450	45,450	10,000	(2)	450,900
Chief Financial Officer	2024	350,000	—	—	—	10,000	(2)	360,000
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
Annual Incentive Program
Our named executive officers are each eligible to participate in an annual incentive program. Under this program, each participating executive has a target annual incentive amount and may earn between zero and 150% of that target amount based on the Company’s achievement of specified goals for revenue and EBITDA performance. For 2025, Messrs. Walker and Smith and Ms. Diaz had target annual incentive amounts equal to 75%, 75% and 50% of their base salaries, respectively. Based on 2025 corporate performance, there were no payouts for 2025.
Executive Employment Agreements with our Named Executive Officers
In May 2025, our subsidiary DDH LLC entered into amended and restated employment agreements (“Restated Agreements”) with each of Messrs. Walker and Smith and Ms. Diaz. Under the Restated Agreements, the annual base salaries of each of Messrs. Walker and Smith and Ms. Diaz remain unchanged at $500,000, $500,000 and $350,000, respectively. In addition, these executives will continue to be eligible for annual cash bonuses and periodic equity awards, as determined by the compensation committee of our board of directors.
Each of the Restated Agreements provides for severance benefits upon a cessation of the executive’s employment due to a termination by the Company without cause or a resignation by the executive for good reason. In the case of such a severance event, other than upon or within two years following a change in control, the executive will receive twelve months of base salary continuation. If the severance event occurs upon or within two years following a change in control, the executive will instead receive twenty-four months of base salary continuation and a lump sum payment equal to two times his or her target annual bonus opportunity for the year of termination. In each case, the severance benefits are conditioned on the executive’s execution of a general release of claims.
The Restated Agreements contain customary provisions regarding confidentiality and ownership of intellectual property, and include non-competition and non-solicitation covenants that continue for twelve months following termination of employment (or eighteen months, if such termination occurs upon or within two years following a change in control).

Equity Awards
Each of our named executive officers is also eligible to receive equity awards under our 2022 Omnibus Incentive Plan, as amended (the “2022 Plan”). The size and other terms of equity awards are determined by the compensation committee of our board of directors, in their discretion.
On January 24, 2025 and April 1, 2025, the compensation committee granted RSUs and stock options to the named executive officers to encourage their retention and continued efforts on behalf of the Company. Messrs. Walker and Smith each received: (i) 818 RSUs and stock options in respect of 818 shares of our Class A Common Stock, each vesting on January 24, 2026, and (ii) 818 RSUs and stock options in respect of 818 shares of our Class A Common Stock, each vesting in three equal annual installments, on April 1, 2026, April 1, 2027 and April 1, 2028. Ms. Diaz received: (i) 409 RSUs and stock options in respect of 409 shares of our Class A Common Stock, each vesting on January 24, 2026, and (ii) 409 RSUs and stock options in respect of 409 shares of our Class A Common Stock, each vesting in three equal annual installments, on April 1, 2026, April 1, 2027 and April 1, 2028.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding outstanding equity awards held by the Company’s named executive officers as of December 31, 2025.

Name and principal position	Number of Securities Underlying Unexercised Options/ Warrant Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option / Warrant Exercise Price ($)	Option / Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Mark Walker	1,107	—	(4)	$89.10	6/10/2032	—		$—
Chairman and Chief Executive Officer	363	181	(5)	$217.80	3/20/2033	181	(5)	$637
	—	818	(7)	$75.90	1/24/2035	818	(7)	$2,879
	—	818	(8)	$35.20	4/1/2035	818	(8)	$2,879

Keith Smith	1,107	—	(4)	$89.10	6/10/2032	—		$—
President	363	181	(5)	$217.80	3/20/2033	181	(5)	$637
	—	818	(7)	$75.90	1/24/2035	818	(7)	$2,879
	—	818	(8)	$35.20	4/1/2035	818	(8)	$2,879

Diana Diaz	226	113	(6)	$135.30	10/16/2033	113	(6)	$398
Chief Financial Officer	—	409	(7)	$75.90	1/24/2035	409	(7)	$1,440
	—	409	(8)	$35.20	4/1/2035	409	(8)	$1,440

(1)The option granted on January 24, 2025 cliff vested on the first anniversary of the grant date. The other options listed in this table vest in equal annual installments over the three years after the option grant date. The vesting of each option is generally subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through the applicable vesting date. The relevant grant dates are indicated in the footnotes below.
(2)The restricted stock units granted on January 24, 2025 cliff vested on the first anniversary of the grant date. The other restricted stock unit awards listed in this table vest in equal annual installments over the three years after the restricted stock unit grant date. The vesting of each restricted stock unit is generally subject to the condition that the recipient will have remained employed by the Company, or any one or more of its subsidiaries, through the applicable vesting date. The relevant grant dates are indicated in the footnotes below.
(3)In accordance with SEC rules, the market value of shares in this column is based on the closing price of our Class A Common Stock on December 31, 2025 ($3.52 per share).
(4)The grant date of this award was June 10, 2022.
(5)The grant date of this award was March 20, 2023.
(6)The grant date of this award was October 16, 2023.
(7)The grant date of this award was January 24, 2025.
(8)The grant date of this award was April 1, 2025.

Stock Option Grant Timing
The Company has no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. If a stock option grant is made at a time that material nonpublic information exists, the directors approving the award consider the anticipated effect of that information on our stock price and take such effect into account when sizing and pricing the award.

Clawback Policy
In 2023, the Company adopted a clawback policy (the “Clawback Policy”) to comply with the requirements of the Exchange Act, SEC rules and the Nasdaq Stock Market’s listing rules, such that in the event of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, the Company is required to seek recoupment of certain cash and performance-based equity incentive compensation received or deemed to be received by the Company’s current or former executive officers to the extent such compensation is determined to have been erroneously paid. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement for a restatement. The policy is administered by our board of directors or, if so designated by our board of directors, a committee of our board of directors. Any determinations made by our board of directors or a committee to which the board’s authority under the Clawback Policy has been delegated shall be final and binding on all affected individuals.
Director Compensation
Non-employee director compensation for the year ended December 31, 2025 is shown in the table below:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Total ($)
Richard Cohen	50,000	46,850	96,850
Antoinette R. Leatherberry	63,500	46,850	110,350
Mistelle Locke	45,000	46,850	91,850
(1)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating these values are described in Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies to our consolidated financial statements included herein.
(2)Unvested restricted stock unit awards held by our non-employee directors as of December 31, 2025 are summarized in the following table:

Name	Shares Subject to Outstanding Awards (#)
Richard Cohen	1,149
Antoinette R. Leatherberry	1,149
Mistelle Locke	1,281
Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy each director who is not an employee is paid cash compensation as set forth below:
Annual Retainer

Board of Directors:
All non-employee members	$40,000
Additional retainer for lead independent director	$20,000
Audit Committee:
Members	$—
Additional retainer for chair	$10,000
Compensation Committee:
Members	$—
Additional retainer for chair	$5,000
Nominating and Corporate Governance Committee:
Members	$—
Additional retainer for chair	$3,500
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
The above described amounts reflect the Board of Directors’ approval in February 2025 of an increase in the annual retainer payable to all non-employee members of the Board of Directors from $30,000 to $40,000 effective as of January 1, 2025.
Equity Awards
We have no fixed policy regarding the issuance of equity awards to our non-employee directors. However, our board of directors has in recent years approved annual awards of restricted stock units to our non-employee directors. For 2025, our board of directors approved two grants of restricted stock unit to our non-employee directors, totaling 1,000 restricted stock units (on a split-adjusted basis) per non-employee director. The first award, granted in January 2025, was a special recognition grant while the second award, granted in June 2025, was the 2025 annual grant to non-employee board members. Those awards generally vest (subject to the continued service of the grantee) on the first anniversary of grant, although vesting may accelerate in certain circumstances, such as in connection with a change in control.
ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our Class A Common Stock and Class B Common Stock by:
•each person, or group of affiliated persons, who is known to beneficially own more than 5% of either our Class A Common Stock or our Class B Common Stock;
•each of our named executive officers for fiscal year 2025;
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
The percentage of beneficial ownership of our Class A Common Stock and our Class B Common Stock is based on 2,802,615 shares of Class A Common Stock and 168,645 shares of Class B Common Stock issued and outstanding as of March 15, 2026 (the “Measurement Date”).
DDM holds all of the issued and outstanding shares of our Class B Common Stock. The shares of Class B Common Stock have no economic rights, but each share entitles the holder to one vote per share on all matters on which stockholders of Direct Digital Holdings are entitled to vote generally. The voting power afforded to DDM by its shares of Class B Common Stock will be automatically and correspondingly reduced as it exchanges shares of Class B Common Stock, together with a corresponding number of LLC Units, as applicable, for shares of Class A Common Stock of Direct Digital Holdings. See Item 13 “Certain Relationships and Related Person Transactions, and Director Independence — DDH LLC Agreement.”

Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 1177 West Loop South, Suite 1310, Houston, TX 77027.

	Shares of Class A Common Stock Beneficially Owned			Shares of Class B Stock Beneficially Owned			Total Voting Power Beneficially Owned
	No. (4)		Percent	No.		Percent	No.	Percent
5% Stockholders
Direct Digital Management, LLC(1)	—		—%	168,645		100%	168,645	5.7%

Named Executive Officers and Directors
Mark Walker, Chairman and Chief Executive Officer	9,012	(3)	0.3%	85,118	(2)	50.5%	94,130	3.2%
Keith Smith, President and Director	13,074	(4)	0.5%	83,527	(2)	49.5%	96,601	3.3%
Diana P. Diaz, Chief Financial Officer	1,444	(5)	*	—		—%	1,444	*
Richard Cohen, Director	1,641		*	—		—%	1,641	*
Antoinette R. Leatherberry, Director	1,716		*	—		—%	1,716	*
Mistelle Locke, Director	1,229		*	—		—%	1,229	*
All executive officers and directors as a group (8 persons)	31,542	(6)	1.1%	168,645		100%	200,187	6.7%
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
(3)Includes: 2,740 shares of Class A Common Stock that can be acquired by Mr. Walker upon the exercise of stock options that are vested or vesting within 60 days of the Determination Date.
(4)Includes: 2,740 shares of Class A Common Stock that can be acquired by Mr. Smith upon the exercise of stock options that are vested or vesting within 60 days of the Determination Date.
(5)Includes: 770 shares of Class A Common Stock that can be acquired by Ms. Diaz upon the exercise of stock options that are vested or vesting within 60 days of the Determination Date.
(6)Includes: 8,119 shares of Class A Common Stock that can be acquired by all executive officers and directors upon the exercise of stock options that are vested or vesting within 60 days of the Determination Date.

Equity Compensation Plan Information
The following table contains information about our equity compensation plans as of December 31, 2025.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	33,502	(1)	$84.40	(2)	254,309	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	33,502	(1)	$84.40	(2)	254,309	(3)
(1)Includes stock options and restricted stock units with respect to 16,297 and 17,205 shares of our common stock, respectively.
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
The aggregate balance of tax receivable liabilities owed to DDM as of December 31, 2025 and 2024, is as follows (in thousands):

	December 31,
	2025	2024
Liability related to tax receivable agreement:
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41
For purposes of the Tax Receivable Agreement, cash savings in income tax is computed by comparing Direct Digital Holdings’ actual income tax liability to the amount of such taxes that it would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement generally applies to each of our taxable years. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement is calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be terminated by us pursuant to an early termination procedure that requires us to pay DDM an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments). For the year ended December 31, 2024, $5.2 million was recognized as income under other income (expense) due to the derecognition of the TRA liability as a valuation allowance was recorded against the deferred taxes associated with the Tax Receivable Agreement.

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
On March 26, 2026, our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these non-employee directors is “independent” as that term is defined under the rules of The Nasdaq Capital Market. On March 26, 2026, our board of directors also determined that Mr. Cohen and Mses. Leatherberry and Locke, each of whom sit on our audit committee, compensation committee and nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Capital Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
ITEM 14.              Principal Accountant Fees and Services
Audit Fees and Services
The Audit Committee appointed BDO USA, P.C. to serve as the Company’s registered public accounting firm for fiscal years ended December 31, 2025 and 2024. The following table summarizes the fees BDO USA, P.C. billed to us for the last two fiscal years.

	Years Ended December 31,
Fee Category	2025	2024
Audit Fees (1) (BDO USA, P.C.)	$1,123,575	$895,305
Total Fees	$1,123,575	$895,305
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
Audit Committee Pre-Approval Policies and Procedures
Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). All of the fees paid to BDO USA, P.C. in the years ended December 31, 2025 and 2024 were pre-approved by the audit committee.

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
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Certificate of Amendment, filed June 10, 2025.	8-K	001-41261	June 10, 2025	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41261	August 11, 2025	3.1
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41261	October 20, 2025	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	10-Q	001-41261	November 12, 2025	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	January 12, 2026	3.1
3.7	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
4.1	Unit Purchase Option, dated February 15, 2022, issued by the Company to Roth Capital Partners, LLC.	8-K	001-41261	February 16, 2022	4.2
4.2	Description of the Registrant’s Securities.					X
10.1	Second Amended and Restated Limited Liability Company Agreement of Direct Digital Holdings, LLC, dated as of February 15, 2022.	8-K	001-41261	February 16, 2022	10.1
10.2	Tax Receivable Agreement, dated February 15, 2022, by and among the Company, Direct Digital Holdings, LLC and Direct Digital Management, LLC.	8-K	001-41261	February 16, 2022	10.2
10.3+	Direct Digital Holdings, LLC 2022 Omnibus Incentive Plan.	S-1	333-261059	January 24, 2022	10.3
10.4+	Amendment to Direct Digital Holdings, Inc. 2022 Omnibus Incentive Plan.	DEF 14A	001-41261	November 15, 2024	Annex A
10.5+	Amendment to Direct Digital Holdings, Inc. 2022 Omnibus Incentive Plan.	S-8	333-293397	January 17, 2025	99.2
10.6+	Amendment to Direct Digital Holdings, Inc. 2022 Omnibus Incentive Plan.	8-K	001-41261	January 6, 2026	10.1
10.7+	Form of Direct Digital Holdings, Inc. Employee Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.1

10.8 +	Form of Direct Digital Holdings, Inc. Employee Nonqualified Stock Option Award Agreement.	8-K	001-41261	June 13, 2022	10.2
10.9+	Form of Direct Digital Holdings, Inc. Director Restricted Stock Unit Award Agreement.	8-K	001-41261	June 13, 2022	10.3
10.10+	Form of Amended and Restated Employment Agreement applicable to Executive Officers.	8-K	001-41261	May 30, 2025	10.1
10.11+	Executive Employment Agreement, dated as of March 9, 2022, by and between Direct Digital Holdings, LLC and Anu Pillai.	10-K	001-41261	March 31, 2022	10.1
10.12+	Executive Employment Agreement, effective as of August 22, 2022, between Direct Digital Holdings, LLC and Maria Vilchez Lowrey.	10-K	001-41261	October 15, 2024	10.11
10.13	Term Loan and Security Agreement, dated as of December 3, 2021, by and among Direct Digital Holdings, LLC, as borrower, Orange142, LLC, Huddled Masses LLC, Colossus Media, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC, as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	S-1	333-261059	November 15, 2021	10.2
10.14	First Amendment to Term Loan and Security Agreement, dated as of February 3, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Universal Standards for Digital Marketing, LLC, as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-K	001-41261	March 31, 2022	10.2
10.15*	Second Amendment and Joinder to Term Loan and Security Agreement, dated effective as of July 28, 2022, by and among Direct Digital Holdings, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, Universal Standards for Digital Marketing, LLC and Direct Digital Holdings, Inc., as guarantors, Lafayette Square Loan Servicing, LLC as administrative agent, and the various financial institutions signatory to the Term Loan and Security Agreement as lenders.	10-Q	001-41261	November 14, 2022	10.1

10.16	Third Amendment to Term Loan and Security Agreement, dated January 9, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 11, 2023	10.2
10.17	Fourth Amendment to Term Loan and Security Agreement, dated October 3, 2023, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 10, 2023	10.1
10.18	Fifth Amendment to Term Loan and Security Agreement, dated as of October 15, 2024, among Direct Digital Holdings, LLC, Lafayette Square Loan Services, LLC, as administrative agent, and the various lenders party thereto.	10-Q	001-41261	November 13, 2025	10.1
10.19	Sixth Amendment and Waiver to Term Loan and Security Agreement, dated December 27, 2024, by and between Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 3, 2025	10.2
10.20	Seventh Amendment to Term Loan and Security Agreement, dated August 8, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	August 11, 2025	10.1
10.21	Letter Agreement, dated August 8, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	August 11, 2025	10.2

10.22	Eighth Amendment to Term Loan and Security Agreement, dated September 8, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	September 12, 2025	10.1
10.23	Ninth Amendment to Term Loan and Security Agreement, dated October 14, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	October 20, 2025	10.1
10.24	Letter Agreement, dated October 14, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	October 20, 2025	10.2
10.25	Tenth Amendment to Term Loan and Security Agreement, dated October 28, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	002-41261	October 30, 2025	10.2
10.26	Letter Agreement, dated October 28, 2025, by and among Direct Digital, LLC, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc. and Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	October 30, 2025	10.3
10.27	Eleventh Amendment and Waiver to Term Loan and Security Agreement, dated as of January 27, 2026 and effective as of December 31, 2025, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital[TPL4.1] Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	January 30, 2026	10.1

10.28	Early Opt-in Election, dated June 1, 2023, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, Orange142, LLC, Lafayette Square Loan Servicing, LLC and Lafayette Square USA, Inc.	8-K	001-41261	June 6, 2023	10.1
10.29	Intercreditor Agreement, dated as of December 3, 2021, by and between Lafayette Square Loan Servicing, LLC and East West Bank.	S-1	333-261059	January 18, 2022	10.2
10.30	Exclusive License and Sale Agreement, effective as of November 9, 2022, by and between Colossus Media, LLC and SmartyAds, Inc.	8-K	001-41261	November 15, 2022	10.1
10.31	Credit Agreement, dated July 7, 2023, by and among the Company, Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 12, 2023	10.1
10.32	Second Amendment to Credit Agreement, dated November 27, 2023, by and among the Company, Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	November 30, 2023	10.1
10.33	Third Amendment to Credit Agreement, dated October 15, 2024, among Direct Digital Holdings, LLC, Huddled Masses LLC, Colossus Media, LLC and Orange 142, LLC, as borrowers, and East West Bank, as lender.	10-Q	001-41261	November 13, 2024	10.2
10.34	Waiver and Fourth Amendment to Credit Agreement, dated December 27, 2024, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	January 3, 2025	10.1
10.35	Fifth Amendment to Credit Agreement, dated as of July 17, 2025 but effective as July 7, 2025, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	8-K	001-41261	July 18, 2025	10.1
10.36	Sixth Amendment to Credit Agreement, dated as of August 5, 2025 but effective as July 31, 2025, by and among Direct Digital Holdings, Inc., Direct Digital Holdings, LLC, Colossus Media, LLC, Huddled Masses LLC, and Orange142, LLC, as borrowers, and East West Bank, as lender.	10-Q	001-41261	August 6, 2025	10.3

10.37	Share Purchase Agreement, dated October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC.	8-K	001-41261	October 21, 2024	10.1
10.38	Amendment No. 1 to Share Purchase Agreement by and between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC, dated October 24, 2025.	8-K	001-41261	October 30, 2025	10.1
10.39	Amendment No. 2 to Share Purchase Agreement by and between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC, dated January 23, 2026.	8-K	001-41261	January 26, 2026	10.1
10.40	Registration Rights Agreement, dated as of October 18, 2024, between Direct Digital Holdings, Inc. and New Circle Principal Investments LLC.	8-K	001-41261	October 21, 2024	10.2
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated April 23, 2024.	8-K	001-41261	April 23, 2024	16.1
19.1	Insider Trading Policy.	10-K	001-41261	March 28, 2025	19.1
21.1	List of Subsidiaries.					X
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1±	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2±	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Direct Digital Holdings, Inc. Clawback Policy.	10-K	001-41261	October 15, 2024	97
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension	X
101.PRE	Inline XBRL Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: March 31, 2026	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ DIANA P. DIAZ
Diana P. Diaz Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK WALKER	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2026
Mark Walker

/s/ KEITH SMITH	President and Director	March 31, 2026
Keith Smith

/s/ DIANA P. DIAZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Diana P. Diaz

/s/ RICHARD COHEN	Director	March 31, 2026
Richard Cohen

/s/ ANTOINETTE R. LEATHERBERRY	Director	March 31, 2026
Antoinette R. Leatherberry

/s/ MISTELLE LOCKE	Director	March 31, 2026
Mistelle Locke