Form 10-Q
period 2026-03-31
Direct Digital Holdings, Inc.
filed 2026-05-15
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2026, there were 701,243 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 42,160 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$796	$728
Accounts receivable, net of provision for credit losses of $944	2,782	3,126
Prepaid expenses and other current assets	826	890
Total current assets	4,404	4,744

Property, equipment and software, net	133	166
Goodwill	6,520	6,520
Intangible assets, net	7,438	7,852
Operating lease right-of-use assets	655	702
Other long-term assets	109	172
Total assets	$19,259	$20,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,294	$7,820
Accrued liabilities	1,887	2,164
Accrued liabilities - related party	512	3,663
Liability related to tax receivable agreement, current portion	41	41
Current maturities of long-term debt - related party	16,548	12,003
Deferred revenues	776	513
Operating lease liabilities, current portion	227	221
Total current liabilities	28,285	26,425

Long-term debt, net of current portion	145	146
Operating lease liabilities, net of current portion	550	608
Total liabilities	28,980	27,179

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 27,077 shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value per share, 760,000,000 shares authorized, 700,759 and 331,076 shares issued and outstanding, respectively	1	—
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 42,160 shares issued and outstanding	—	—
Additional paid-in capital	28,403	25,812
Accumulated deficit	(32,970)	(27,720)
Noncontrolling interest	(5,155)	(5,115)
Total stockholders’ deficit	(9,721)	(7,023)
Total liabilities and stockholders’ deficit	$19,259	$20,156
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$6,680	$8,157
Cost of revenues	4,418	5,764
Gross profit	2,262	2,393

Operating expenses
Compensation, taxes and benefits	3,021	3,664
General and administrative	2,492	2,653
Total operating expenses	5,513	6,317
Loss from operations	(3,251)	(3,924)

Other income (expense)
Other income	7	28
Loss on settlement of accounts payable	(1,247)	—
Loss on debt extinguishment	(517)	—
Expenses for Equity Reserve Facility	—	(198)
Interest expense and amortization of deferred financing cost and debt discount (premium), net	(563)	(1,846)
Total other expense, net	(2,320)	(2,016)

Loss before income taxes	(5,571)	(5,940)
Income tax expense	—	—
Net loss	(5,571)	(5,940)

Net loss attributable to noncontrolling interest	(321)	(3,585)
Net loss attributable to Direct Digital Holdings, Inc.	$(5,250)	$(2,355)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic and diluted	$(10.32)	$(77.21)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	575	31
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Three Months Ended March 31, 2026

	Preferred Stock		Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount
Balance, December 31, 2025	27,077	$—	331,076	$—	42,160	$—	$25,812	$(27,720)	$(5,115)	$(7,023)
Stock-based compensation	—	—	—	—	—	—	183	—	—	183
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	1,392	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	—	—	216,250	1	—	—	1,118	—	—	1,119
Settlement of accounts payable through issuance of common stock	—	—	152,041	—	—	—	2,028	—	—	2,028
Preferred dividends accrued	—	—	—	—	—	—	(457)	—	—	(457)
Net loss	—	—	—	—	—	—	—	(5,250)	(321)	(5,571)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(281)	—	281	—
Balance, March 31, 2026	27,077	$—	700,759	$1	42,160	$—	$28,403	$(32,970)	$(5,155)	$(9,721)

Three Months Ended March 31, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2024	24,775	$—	49,400	$—	$3,786	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	316	—	—	316
Issuance related to vesting of restricted stock units, net of tax withholdings	153	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	6,997	—	—	—	2,039	—	—	2,039
Conversion of Class B to Class A Common Stock	318	—	(318)	—	(95)	—	95	—
Net loss	—	—	—	—	—	(2,355)	(3,585)	(5,940)
Noncontrolling interest rebalancing	—	—	—	—	(2,252)	—	2,252	—
Balance, March 31, 2025	32,243	$—	49,082	$—	$3,794	$(11,129)	$(15,980)	$(23,315)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows Used In Operating Activities:
Net loss	$(5,571)	$(5,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount (premium), net	18	1,818
Amortization of intangible assets	414	488
Reduction in carrying amount of right-of-use assets	47	46
Depreciation and amortization of property, equipment and software	33	68
Stock-based compensation	183	316
Loss on settlement of accounts payable	1,247	—
Loss on debt extinguishment	517	—
Interest paid in kind	542	—
Expenses for Equity Reserve Facility	—	198
Changes in operating assets and liabilities:
Accounts receivable	344	582
Prepaid expenses and other assets	127	69
Accounts payable	1,114	(633)
Accrued liabilities and tax receivable agreement payable	(275)	254
Income taxes payable	—	19
Deferred revenues	263	51
Operating lease liability	(53)	(44)
Net cash used in operating activities	(1,050)	(2,708)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	—	(15)
Net cash used in investing activities	—	(15)

Cash Flows Provided by Financing Activities:
Payment of expenses for Equity Reserve Facility	—	(198)
Proceeds from issuance of Class A Common Stock	1,119	3,311
Payment of deferred financing cost	—	(46)
Payments on loans	(1)	—
Net cash provided by financing activities	1,118	3,067

Net increase in cash and cash equivalents	68	344
Cash and cash equivalents, beginning of the period	728	1,445
Cash and cash equivalents, end of the period	$796	$1,789

Non-cash Financing Activities:
Reclassification of Exit Fee from accrued liabilities to debt	$3,608	$—
Settlement of accounts payable through issuance of common stock	$2,028	$—
Accrued dividends	$457	$—
Common stock issued for subscription receivable	$—	$90
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Organization and Description of Business
Direct Digital Holdings, Inc., incorporated as a Delaware corporation on August 23, 2021 and headquartered in Houston, Texas, together with its subsidiaries, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across the entire digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for Direct Digital Holdings, LLC (“DDH LLC”), the business formed by the Company's founders in 2018 through acquisitions of Colossus Media, LLC (“Colossus Media”) and Huddled Masses, LLC (“Huddled Masses®” or “Huddled Masses”). Colossus Media operates the Company’s proprietary programmatic platform under the trademarked banner of Colossus SSPTM (“Colossus SSP”). In September 2020, DDH LLC acquired Orange142, LLC to further bolster its overall programmatic advertising platform and to enhance its offerings across multiple industry verticals.

In February 2022, Direct Digital Holdings, Inc. completed an initial public offering and certain organizational transactions which resulted in the Company's current Up-C structure. (See Note 6 — Related Party Transactions). During the first quarter of 2026, the Company shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product - Ignition+. In connection with this shift in focus, the Company reassessed its reportable segments and determined that it has one reportable segment that is managed on a consolidated basis. The new focus to streamline operations is expected to enhance the customer experience and better reflects the economics of the Company's current business where revenues reflect primarily contracts for managed advertising campaigns which may or may not access curated publisher audiences managed by the Company's sell side platform. In these consolidated financial statements, the “Company,” “Direct Digital,” “Direct Digital Holdings,” “DDH,” “we,” “us” and “our” refer to Direct Digital Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including DDH LLC and, unless otherwise stated, its subsidiaries. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of March 31, 2026, it owns 94.3% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Date of Formation	Date of Acquisition
Colossus Media, LLC	September 8, 2017	June 21, 2018
Orange142, LLC	March 6, 2013	September 30, 2020
Huddled Masses, LLC	November 13, 2012	June 21, 2018
The Company provides technology-enabled advertising solutions and consulting services to clients either through multiple demand side platforms (“DSPs”) or through its own programmatic advertising platform (Colossus SSP), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV (“OTT/CTV”), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheets as of December 31, 2025 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, and stockholders’ deficit for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025.
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
Reverse Stock Splits

On January 8, 2026 and April 24, 2026, the Company filed certificates of amendment to the amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 55-to-1 reverse stock split and a 4-to-1 reverse stock split, respectively, of all classes of our issued and outstanding common stock, without any change to par value. The 55-to-1 reverse stock split (the "January Reverse Stock Split") became effective January 12, 2026 and the 4-to-1 reverse stock split (the "April Reverse Stock Split") became effective April 27, 2026. Together, the January Reverse Stock Split and the April Reverse Stock Split are referred to as the Reverse Stock Splits. No fractional shares were issued in connection with the Reverse Stock Splits as all fractional shares were rounded down to the next whole share, and a cash payment was made in lieu of such fractional shares. The Reverse Stock Splits were intended to bring the Company into compliance with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). All share and per share amounts of our common stock listed in the condensed consolidated financial statements and footnotes have been adjusted to give effect to the Reverse Stock Splits.

Revenue recognition
The Company recognizes revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from digital advertising and the Company does not disaggregate the revenue earned. The Company maintains agreements with its customers in the form of written service agreements, which set out the terms of the relationship, including payment terms (typically 30 to 90 days).
The Company generates revenue primarily from customers that enter into agreements with the Company to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features either through its own programmatic platform operating under the trademarked banner Colossus SSP or through third-parties such as DSPs.
In connection with the Company’s analysis of principal-versus-agent considerations, the Company has evaluated the specified goods or services and considered whether the Company controls the goods or services before they are provided to the customer, including the three indicators of control. Based upon this analysis and the Company’s specific facts and circumstances, the Company concluded that it is a principal for the goods or services sold. The Company controls the specified goods or services before it is transferred to the end customer. Additionally, the Company is the primary obligor in its agreements with customers. Therefore, the Company reports revenue on a gross basis inclusive of all supplier costs and pays suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. Historically, the second and third quarters of the year have reflected our highest levels of advertising activity and the first quarter reflects the lowest level of such activity.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.8 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.3 million and $0.2 million, respectively.
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets and amortized to revenue over the term of the contract. The Company recorded these cash payments in prepaid expenses and other current assets for $0.3 million and in other long-term assets for $0.1 million as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, other assets amortized were less than $0.1 million and $0, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
As of March 31, 2026 and December 31, 2025, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The Company determined that there was no impairment of goodwill during the three months ended March 31, 2026 and 2025.

Intangible assets, net
Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the condensed consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the condensed consolidated statements of operations. The Company’s intangible assets are being amortized over their estimated useful lives using the straight-line method with other intangibles over 10 years.

Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the three months ended March 31, 2026 and 2025.
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
Income taxes
In February 2022, concurrent with its organizational transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH LLC when LLC Units are exchanged by the members of DDH LLC. The Company made an election under Section 754 of the Code for each taxable year in which an exchange of LLC interest occurred. No shares were exchanged during the three months ended March 31, 2026. During the three months ended March 31, 2025, members of DDM exchanged 318 shares of Class B Common Stock into shares of Class A Common Stock.
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
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for products and services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral. Accounts receivable are stated at net realizable value. The Company insures a significant portion of its accounts receivable with unrelated third-party insurance companies in an effort to mitigate any future write-offs. Management periodically reviews outstanding accounts receivable for reasonableness. If warranted, the Company processes a claim with the third-party insurance company to recover uncollected balances, rather than writing the balances off to bad debt expense. The guaranteed recovery for the claim is approximately 90% of the original balance, and if the full amount is collected by the insurance company, the remaining 10% is remitted to the Company. If the insurance company is unable to collect the full amount, the Company records the remaining 10% to bad debt expense. The Company’s provision for credit losses reflects the current expected credit loss inherent in the accounts receivable considering the Company’s aging analysis, historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. Accounts receivable balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers. For the three months ended March 31, 2026 and 2025, three customers accounted for 44% and 39% of revenues, respectively. As of March 31, 2026 and December 31, 2025, three customers accounted for 45% and 43% of accounts receivable, respectively.
As of March 31, 2026 and December 31, 2025, one vendor accounted for 16% and 21%, respectively, of accounts payable.
Accrued liabilities
The components of accrued liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$364	$461
Accrued expenses	1,518	1,698
Accrued bank fees and interest	5	5
Total accrued liabilities	$1,887	$2,164
Accrued liabilities - related party
The components of accrued liabilities - related party on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued dividend	$512	$55
Exit Fee (1)	—	3,608
Total accrued liabilities - related party	$512	$3,663
(1) See Note 9 — Commitments and Contingencies for further details.
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
Deferred offering, financing, discount, issuance costs and debt premium

The Company records certain legal, accounting and other third-party fees that are directly associated with a debt financing to deferred financing costs in the event that the Company completes the debt financing. Costs associated with debt financings are amortized to interest expense using the effective interest method over the life of the debt. Unamortized deferred financing costs are netted against debt or classified as prepaid expenses and other current assets in the condensed consolidated balance sheets. Fees that are directly associated with an equity offering are recorded to additional paid-in capital in the event the Company completes an equity issuance. The differences between the face amount and the proceeds upon issuance of debt are recorded as a discount or premium, including debt discount related to the interest reserve added under various amendments to the Company's credit facilities, and netted against debt in the condensed consolidated balance sheets. Upon a modification, the Company establishes new effective interest rates based on the carrying value of the modified debt.
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
Fair value of financial instruments
The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest and limited time to maturity.
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
Recent accounting pronouncements
Accounting pronouncements adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods and early adoption is permitted. The Company adopted this standard effective January 1, 2026 using a prospective approach. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, ASU 2024-03 requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the Company's condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow Scope Improvements. ASU 2025-11 improves the guidance in ASC 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on the Company's condensed consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, the Company has experienced significant disruption in its business due to a series of unexpected setbacks in the past two years. During 2025, the Company worked with its partners to achieve prior volume levels of revenue but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and establish an Equity Reserve Facility raising additional equity of $11.6 million through March 31, 2026. Additionally, the Company (1) incurred a net loss of $5.6 million for the three months ended March 31, 2026 including the impact of the disruption described above, (2) reported an accumulated deficit of $33.0 million as of March 31, 2026, (3) reported cash and cash equivalents of $0.8 million and a working capital deficit of $23.9 million as of March 31, 2026, (4) owes its lender $17.4 million (combination of principal, accrued fees, interest and the preferred dividends) as of March 31, 2026, under the 2021 Credit Facility (as defined below) which matures in December 2026 and (5) despite demonstrating compliance with the minimum stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1) (the "Stockholders' Equity Rule") on November 7, 2025 and Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") on February 12, 2026, remains subject to a discretionary Panel Monitor through November 7, 2026 for the Stockholders' Equity Rule and through February 12, 2027 for the Bid Price Rule. The Company was not in compliance with the Stockholders' Equity Rule as of March 31, 2026 or the Bid Price Rule as of April 23, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's new Committed Equity Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+ allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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

Note 3 — Long-Term Debt
At March 31, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
2021 Credit Facility (1) (2)	$14,285	$10,285
2021 Credit Facility - Accrued Fees (2)	1,273	1,234
2021 Credit Facility - Accrued Interests (2)	1,296	793
Economic Injury Disaster Loan	148	149
Total debt	17,002	12,461
Less: deferred financing cost (2)	(60)	(63)
Less: debt discount (2) (3)	(249)	(249)
Total debt, net of deferred financing cost and debt discount	16,693	12,149
Less: current portion (2)	(16,548)	(12,003)
Total long-term debt, net of current portion	$145	$146
(1) As of March 31, 2026 and December 31, 2025, amount includes $7.5 million and $3.5 million of amendment closing fees, respectively, pursuant to the Eleventh and Ninth Amendments defined below, respectively, which are due at maturity or prepayment.
(2) These balances are considered related party balances.
(3) The debt discount is composed of the difference between the fair value and the carrying value of the 2021 Credit Facility.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense – 2021 Credit Facility (1)	$543	$1,131
Interest expense – Credit Agreement	—	70
Interest expense – other	2	4
Amortization of deferred financing cost and debt discount	18	641
Total interest expense and amortization of deferred financing cost and debt discount (premium), net	$563	$1,846
(1) For the three months ended March 31, 2025, a portion of the interest expense related to the 2021 Credit Facility was applied against the interest reserve, as described below, and included in amortization of deferred financing cost and debt discount (premium), net in the condensed consolidated statement of cash flows.

Lafayette Square
On December 3, 2021, the Company entered into the Term Loan and Security Agreement (as amended, unless the context indicates otherwise, the “2021 Credit Facility”) with Lafayette Square Loan Services, LLC ("Lafayette Square") as administrative agent, and the various lenders thereto. The term loan under the 2021 Credit Facility initially provided for a term loan in the principal amount of up to $32.0 million, consisting of a $22.0 million closing date term loan (the "Term Loan") and an up to $10.0 million delayed draw term loan (the “Delayed Draw Loan”). The related interests to these loans under the 2021 Credit Facility are based off of Term Secured Overnight Financing Rate ("Term SOFR") with a credit spread adjustment of 0.10% per annum for interest periods of one month and 0.15% per annum for interest periods of three months. The loans under the 2021 Credit Facility bear interest at Term SOFR plus the applicable margin minus any applicable impact discount. The applicable margin under the 2021 Credit Facility is based on the consolidated total leverage ratio of the Company at a rate of 7.00% per annum if the consolidated total leverage ratio is less than or equal to 1.00 to 1.00 with gradual increases as the ratio increases up to 10.00% per annum if the consolidated total leverage ratio is greater than 3.50 to 1.00. The maturity date of the 2021 Credit Facility is December 3, 2026.

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

The 2021 Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. Current financial covenants as of and subsequent to May 15, 2026 include (1) a minimum unrestricted cash balance of $0.5 million, (2) minimum quarterly consolidated EBITDA of $0.2 million for the fiscal quarter ended June 30, 2026, (3) maximum consolidated total leverage ratio of 3.50 to 1.00 for the quarter ended June 30, 2026 and 3.25 to 1.00 for each quarter thereafter and (4) minimum fixed charge coverage ratio of 1.25 to 1.00 for the quarter ended June 30, 2026 and 1.50 to 1.00 for each quarter thereafter. As of March 31, 2026, the Company was not in compliance with certain financial covenants under the Credit Agreement, as amended, including the minimum cash balance, minimum quarterly EBITDA and minimum quarterly sell-side revenue; however, the Company has received a waiver from Lafayette Square pertaining to such non-compliance with the Twelfth Amendment as defined below.

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

On January 27, 2026, the Company and Lafayette Square entered into the Eleventh Amendment (the “Eleventh Amendment”) to the 2021 Credit Facility which among other things, (1) modified financial covenants effective December 31, 2025, (2) required the payment of a $4.0 million amendment closing fee at maturity, (3) modified the principal payment schedule for the outstanding loans under the Term Loan Facility, (4) clarified that the maturity date of the Eighth Amendment Term Loan is September 30, 2026 and (5) modified the denominator of the Conversion Ratio to be the price of the Class A Common Stock for one trading day prior to the Conversion Notice rather than the volume weighted average price for twenty trading days prior.

On May 15, 2026, the Company and Lafayette Square entered into the Twelfth Amendment (the “Twelfth Amendment”) to the 2021 Credit Facility which among other things, (1) modified financial covenants, (2) required the payment of a $0.1 million amendment closing fee at maturity and (3) provided a waiver for certain noncompliance with financial covenants as of March 31, 2026.

At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.5 million and $4.0 million amendment closing fees due at maturity or prepayment, as defined under the Ninth Amendment and the Eleventh Amendment, respectively. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. The Eleventh Amendment was accounted for as a debt extinguishment resulting in a $0.5 million loss on early debt extinguishment in the first quarter of fiscal 2026, primarily related to the write-off of $0.1 million of deferred financing costs and the expensing of $0.4 million of lender fees associated with the Eleventh Amendment. Accrued and unpaid interest was $1.3 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively. Additional deferred financing costs of less than $0.1 million were incurred during the three months ended March 31, 2026 and 2025.

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
Overall
As of March 31, 2026, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2026	$16,856
2027	3
2028	3
2029	4
2030	4
Thereafter	132
Total	17,002
Less current portion	(16,548)
Less deferred financing cost	(60)
Less debt discount	(249)
Total long-term debt, net of current portion	$145
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity
Following the completion of its organizational transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. During the three months ended March 31, 2025, members of DDM tendered 318 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of March 31, 2026, DDM held 42,160 shares of Class B Common Stock.
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
In connection with the Company’s initial public offering of units (“Units”), each consisting of (i) one share (subject to adjustment for the Company's Reverse Stock Splits) of its Class A Common Stock and (ii) one warrant (subject to adjustment for the Company's Reverse Stock Splits) entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $1,210.00 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 636 Units at a per Unit exercise price of $1,452.00, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) underwriter warrants to purchase 95 shares of Class A Common Stock at a per warrant exercise price of $2.64, which was equal to 120% of the public offering price per warrant sold in the offering. At March 31, 2026 and December 31, 2025, 318 Units and 47 underwriter warrants were outstanding.

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

Committed Equity Facility
On April 28, 2026, the Company entered into a Common Stock Purchase Agreement (the “Roth Purchase Agreement” and the facility as a whole, the "Committed Equity Facility") with Roth Principal Investments, LLC (“Roth”). Pursuant to the Roth Purchase Agreement, and subject to the satisfaction of specified conditions, the Company has the right, but not the obligation, to sell to Roth up to an aggregate of $50.0 million of newly issued shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”), from time to time over a period of up to 36 months following commencement of the Roth Purchase Agreement. The Company will have sole discretion over the timing and amount of any such sales and is under no obligation to sell any shares under the Roth Purchase Agreement.
The Company’s ability to sell shares under the Roth Purchase Agreement will commence upon satisfaction of customary conditions, after which, the Company may direct Roth to purchase shares through one or more market open, intraday, pre‑market, or post‑market purchases, subject to specified pricing thresholds and volume limitations. The per‑share purchase price for shares sold under the Roth Purchase Agreement will be based on the volume‑weighted average trading price of the Class A Common Stock during the applicable valuation period, less a fixed discount of 8.0%. There is no upper limit on the price per share that may be paid, and purchase prices are subject to customary equitable adjustments for stock splits, reverse stock splits, dividends or similar transactions.
Under the Nasdaq Stock Market rules, the Company may not issue more than 19.99% of its outstanding Class A Common Stock under the Roth Purchase Agreement unless stockholder approval is obtained or the average price paid for shares issued under the Roth Purchase Agreement equals or exceeds $2.45 (representing the lower of (a) the official closing price of our Class A Common Stock immediately preceding the execution of the Roth Purchase Agreement and (b) the average official closing price of our Class A Common Stock for the five consecutive trading days immediately preceding the execution of the Roth Purchase Agreement, as adjusted in accordance with applicable Nasdaq Stock Market rules). In addition, Roth may not beneficially own more than 4.99% of the Company’s outstanding Class A Common Stock at any time. The Roth Purchase Agreement also includes a prohibition, subject to limited exceptions, on the Company entering into certain variable rate or equity line financings during the term of the agreement, and includes customary restrictions on short selling or hedging transactions by Roth.
The net proceeds, if any, from sales of Class A Common Stock under the Roth Purchase Agreement will depend on market conditions and the Company’s election to sell shares from time to time. The Company currently intends to use any net proceeds for general corporate purposes, which may include reducing outstanding indebtedness and funding working capital.
The Roth Purchase Agreement will terminate upon the earliest of the expiration of the 36‑month term, the sale of $50.0 million of shares under the agreement, certain events relating to delisting or bankruptcy, or termination by the Company upon prior written notice without penalty. The Roth Purchase Agreement contains customary representations, warranties, indemnification provisions and conditions.
In connection with entering into the Roth Purchase Agreement, the Company paid Roth a structuring fee of $25,000, agreed to reimburse certain legal fees and ongoing due diligence expenses of $75,000, and paid $50,000 to Digital Offering, LLC as a qualified independent underwriter for purposes of FINRA Rule 5121, with related fees subject to reimbursement up to specified amounts.
Equity Reserve Facility
On October 18, 2024, the Company entered into a Share Purchase Agreement (as amended, the “Purchase Agreement” and the facility as a whole, the “Equity Reserve Facility”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), and subsequently entered into an amendment with New Circle on October 24, 2025 (the “Amendment”) pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $100 million (the “Total Commitment”) of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). Under the applicable Nasdaq rules, the Company was not permitted to issue to New Circle under the Purchase Agreement more than 19.99% of the shares of all classes of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtained stockholder approval to issue shares of its Class A Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share paid by New Circle for all shares of the Company’s Class A Common Stock, if any, that the Company elected to sell to New Circle under the Purchase Agreement equaled or exceeded certain minimums permitted under the rules of the Nasdaq Stock Market. The purchase price of the shares that may be sold to New Circle under the Purchase Agreement is based on an agreed upon fixed discount to the market price of our Class A Common Stock as computed under the Purchase Agreement. On December 27, 2024, October 13, 2025 and December 30, 2025, the Company’s stockholders approved the issuance and sale of up to 38,636, 227,272 and 454,545 shares, respectively, above the Exchange Cap to New Circle under the Purchase Agreement.

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 285 shares of the Company’s Class A Common Stock to New Circle in October 2024, and an incremental 454 shares of the Company’s Class A Common Stock on October 24, 2025 in connection with the Amendment. The Company sold 108,451 shares of the Company's Class A Common Stock for $7.3 million during the year ended December 31, 2025. During the three months ended March 31, 2026, the Company sold 216,250 shares of the Company's Class A Common Stock for $1.2 million. During the three months ended March 31, 2026, the Company incurred incremental issuance costs, which were recorded to additional paid-in capital.
On April 23, 2026, the Company and New Circle mutually agreed to terminate effective immediately the Equity Reserve Facility in order for the Company to enter into the Committed Equity Facility. The Company did not incur any prepayment fees or penalties as a result of terminating the Equity Reserve Facility.
Series A Convertible Preferred Stock
Pursuant to the terms of the Seventh Amendment and pursuant to authority expressly vested in the Company’s board of directors as set forth in the Company’s Amended and Restated Certificate of Incorporation, on August 8, 2025, the Board authorized and the Company filed the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation’) with the Secretary of State of the State of Delaware, which established the Series A Convertible Preferred Stock in the amount of $25.0 million. Pursuant to the terms of the Ninth Amendment, on October 15, 2025, the Company filed the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the “A&R Certificate of Designation”) with the Secretary of State of the State of Delaware, which amended and restated in its entirety the Certificate of Designation and established an additional $10.0 million of Series A Convertible Preferred Stock. The A&R Certificate of Designation sets forth the rights, preferences, powers, restrictions and limitations of the Series A Convertible Preferred Stock. Capitalized terms not otherwise defined in this item shall have the meanings given to such terms in the A&R Certificate of Designation. The Series A Convertible Preferred Stock is not redeemable outside of the Company’s control and is therefore classified in permanent equity as of March 31, 2026 and December 31, 2025.
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
Dividends. The shares of Series A Convertible Preferred Stock carry a cumulative Dividend, compounded monthly at a dividend rate of ten percent (10%) per annum.
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
Conversion. At the option of the Holder thereof, each share of Series A Convertible Preferred Stock shall be convertible into the number of Conversion Shares equal to the Accumulated Conversion Value divided by $550.00 per share of Class A Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization), rounded down to the nearest whole share.
Liquidation. In the event of any Liquidation, the Holders of shares of Series A Convertible Preferred Stock then outstanding will be entitled to be paid out ahead of lower ranked securities and at an amount per share equal to three times (3.00x) the Accumulated Conversion Value thereof with ratable distribution if assets are not sufficient to pay out at Accumulated Conversion Value.
During the year ended December 31, 2025, Lafayette Square exchanged 7,923 shares of Series A Convertible Preferred Stock for 136,364 shares of Class A Common Stock pursuant to the Tenth Amendment to the 2021 Credit Facility. As of March 31, 2026, the amount of cumulative preferred dividends in arrears totaled $1.8 million representing $66.63 per preferred share of which $0.5 million was recorded as accrued liabilities in the condensed consolidated balance sheets.
In October 2025, the terms of the initial issuance of $25.0 million Series A Convertible Preferred Stock were modified by the A&R Certificate of Designation, as described above, and the exchange mechanism between Lafayette Square and the Company was introduced in the Ninth and Tenth Amendments, respectively. The Company analyzed whether the change in terms constituted a modification or extinguishment, pursuant to the related authoritative guidance, and engaged an independent third-party valuation firm to assist with determining the fair value of the Series A Convertible Preferred Stock immediately before and after the change in terms. Because the increase in fair value was substantive, the Company determined the change in terms resulted in extinguishment. Accordingly, the Company recorded the resulting difference in fair value of approximately $3.3 million as a deemed dividend for the holders of Series A Convertible Preferred Stock. Because the Company was in an accumulated deficit position, the deemed dividend was recorded to additional paid-in capital and increased, for the purpose of the EPS calculation, the net loss allocated to Class A shareholders in the fourth quarter of fiscal 2025. This treatment does not impact net loss per share in either period presented in the condensed consolidated statements of operations.
Continuation Capital Settlement Agreement
On November 20, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Continuation Capital, Inc. (“Continuation Capital”), pursuant to which we agreed to issue up to 227,272 shares of Class A Common Stock (the “Exchange Shares”) in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned to Continuation Capital in the amount of $3 million. The Exchange Shares will be sold to Continuation Capital at a price of 76% of the lower of (a) the volume weighted average sale price of the Class A Common Stock on Nasdaq during the “Valuation Period,” which is the five day trading period, inclusive of the day of the share request under the Settlement Agreement, which will be extended as necessary to account for multiple tranches of issuances or (b) the average of the four lowest of the most recent five closing prices during the Valuation Period, as defined in the Settlement Agreement. Additionally, as partial consideration for the entry into the Settlement Agreement, the Company paid Continuation Capital a settlement fee of 431 shares of Class A Common Stock. The Settlement Agreement was approved on November 21, 2025 by a court following a hearing held on that same date, in which the court determined that Settlement Agreement is fair to Continuation Capital. Accordingly, the issuance of securities under the Settlement Agreement will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereunder. For the three months ended March 31, 2026, $0.8 million has been paid to third party vendors and 152,041 shares have been issued pursuant to the Settlement Agreement. From the date the Settlement Agreement was executed through March 31, 2026, $1.6 million has been paid to third party vendors and 204,332 shares have been issued pursuant to the Settlement Agreement. The Company recognized a loss on settlement of accounts payable for the three months ended March 31, 2026 of $1.2 million for the difference between the value of the shares issued and the value of the liabilities settled. Because of the difference in stock price on the day shares were issued and the pricing mechanism based on the five trading days prior to the share request, the loss was different than the discount established under the Settlement Agreement.
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
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 15,909 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. On June 9, 2025 and December 30, 2025, the Company's stockholders approved amendments to the 2022 Omnibus Plan to increase the number of shares issuable by 18,181 shares and 40,909 shares, respectively. Information on activity for both the stock options and RSUs is detailed below. As of March 31, 2026, there were 4,363 shares available for grant under the 2022 Omnibus Plan.
During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.3 million, respectively, of total stock-based compensation expense in the condensed consolidated statements of operations in compensation, taxes and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over vesting periods of one to three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the three months ended March 31, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,074	$337.58	8.27	$—
Granted	59,938	$3.32	—	$—
Exercised	—	$—	—	$—
Forfeited and expired	(73)	$261.16	—	$—
Outstanding at March 31, 2026	63,939	$24.29	9.86	$—
Vested and exercisable at March 31, 2026	2,632	$436.89	7.55	$—
The total fair value of options vested during the three months ended March 31, 2026 was $0.1 million. As of March 31, 2026, unrecognized stock-based compensation of $0.3 million was related to 61,307 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 2.91 years.
Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over vesting periods of one to three years. A summary of RSU activity during the three months ended March 31, 2026 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2025	4,301	$247.21
Granted	—	$—
Vested	(1,875)	$354.24
Forfeited	(59)	$306.75
Unvested - March 31, 2026	2,367	$162.40

The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 504 (including 21 sold as of March 31, 2026) and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of March 31, 2026, there was unrecognized stock-based compensation of $0.2 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 0.68 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH LLC when LLC interests are redeemed or exchanged by the members of DDH LLC. During the three months ended March 31, 2025, members of DDM exchanged 318 Class B shares into Class A shares. During the three months ended March 31, 2026, no shares were exchanged.
The Company has recorded a liability related to the tax receivable agreement of less than $0.1 million as of March 31, 2026 and December 31, 2025. The Company has recorded a deferred tax asset of $0 as of March 31, 2026 and December 31, 2025 which is net of a valuation allowance. No TRA payments were made during the three months ended March 31, 2026 and 2025. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the condensed consolidated statement of operations as a component of income before taxes.
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

	Three Months Ended March 31,
	2026	2025
Income tax expense	$—	$—
Effective income tax rate	—%	—%
The effective tax rates were different from the statutory rates for the three months ended March 31, 2026 and 2025 primarily due to the Company’s partnership loss that is not subject to federal and state taxes and recording a valuation allowance against deferred taxes. The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2024 and 2023 remain open as of March 31, 2026. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
On July 4, 2025, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted effectively extending certain provisions of the 2017 Tax Cuts and Jobs Act, including adjusting a number of provisions that were subject to sunsets, phase-outs, or phase-ins. While most of the changes made by OBBBA are effective in future tax years, some of its provisions are effective in 2025 and 2026. The Company determined that OBBBA had no material impact on its condensed consolidated financial statements.
Note 6 — Related Party Transactions
Up-C Structure
In February 2022, the Company completed an initial public offering of its securities, and through its organizational transactions, formed an Up-C structure, which is often used by partnerships and limited liability companies and allows DDM, a Delaware limited liability company indirectly owned by Mark Walker and Keith Smith, to retain its equity ownership in DDH LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for U.S. federal income tax purposes. DDM holds economic nonvoting LLC Units in DDH LLC and holds noneconomic voting equity interests in the form of the Class B Common Stock in Direct Digital Holdings (See Note 4 — Stockholders’ Deficit and Stock-Based Compensation). One of the tax benefits to DDM associated with this structure is that future taxable income of DDH LLC that is allocated to DDM will be taxed on a pass-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, DDM may, from time to time, redeem or exchange its LLC Units for shares of the Company’s Class A Common Stock on a one-for-one basis. The Up-C structure also provides DDM with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. If the Company ever generates sufficient taxable income to utilize the tax benefits, DDH expects to benefit from the Up-C structure because, in general, the Company expects cash tax savings in amounts equal to 15% of certain tax benefits arising from such redemptions or exchanges of DDM's LLC Units for Class A Common Stock or cash and certain other tax benefits covered by the TRA.
The aggregate balance of tax receivable liabilities as of March 31, 2026 and December 31, 2025, is as follows (in thousands):

	March 31, 2026	December 31, 2025
Liability related to tax receivable agreement
Short term	$41	$41
Total liability related to tax receivable agreement	$41	$41
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
Note 7 — Segment Information
During the first quarter of 2026, the Company shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product - Ignition+. In connection with this shift in focus, the Company reassessed its reportable segments and determined that it has one reportable segment that is managed on a consolidated basis - digital advertising. The new focus to streamline operations is expected to enhance the customer experience and better reflects the economics of the Company's current business where revenues reflect primarily contracts for managed advertising campaigns which may or may not access curated publisher audiences managed by the Company's sell-side platform. The Company’s CODM reviews the operating results of the Company across the entirety of its digital advertising business in order to assess performance and make decisions about resource allocation. The CODM is regularly provided with only the consolidated operating expenses and net loss at the same level of detail as noted on the face of the condensed consolidated statements of operations. Total assets are also provided as noted on the face of the condensed consolidated balance sheets.
Note 8 — Net Loss Per Share
The Company has two classes of common stock, Class A and Class B, and one class of preferred stock, Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock are contractually entitled to receive a cumulative dividend, whether or not declared. In calculating the net loss attributable to Class A shareholders, the numerator for basic and diluted EPS is adjusted for the impact of the contractual amount of dividends payable to holders of Series A Convertible Preferred Stock. Neither shares of the Company’s Class B Common Stock nor the Company's Series A Convertible Preferred Stock share in the earnings or losses attributable to Direct Digital Holdings, Inc. and are therefore not participating securities. The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Class A shareholders and Series A preferred stockholders	$(5,250)	$(2,355)
Less: Series A preferred stockholders cumulative dividends	682	—
Net loss allocated to Class A shareholders	$(5,932)	$(2,355)

Weighted average common shares outstanding - basic and diluted	575	31
Net loss per common share, basic and diluted	$(10.32)	$(77.21)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Series A convertible preferred stock	52	—
Class B Common Stock	42	49
Options to purchase common stock	9	2
Restricted stock units	3	3
Total excludable from net loss per share attributable to common stockholders - diluted	106	54
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and volumes had resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's business. During 2025, the Company worked with its partners to achieve prior volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant time to amend their counterclaim, which the defendant chose not to amend. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
Contingent Liability for Exit Fee
As further described in Note 3 — Long-Term Debt, the Seventh Amendment, Ninth Amendment and Tenth Amendment established an Exit Fee of up to $35.0 million due to Lafayette Square upon the redemption in full of the Series A Convertible Preferred Stock with reductions in the amount of the Exit Fee outstanding for any amounts of the Series A Convertible Preferred Stock redeemed, converted or exchanged. Since it was established, the Exit Fee has been reduced by (1) $4.3 million for proceeds received by Lafayette upon exchanges pursuant to the Tenth Amendment during the year ended December 31, 2025 and (2) $3.6 million for the loss on Exit Fee recognized during the year ended December 31, 2025 for the difference between the face value of the Series A Convertible Preferred Stock exchanged and the proceeds received by Lafayette upon the exchange. As of March 31, 2026, the maximum potential amount of the Exit Fee that could be payable is $27.1 million.
The timing and occurrence of a full redemption are uncertain and may be indefinite. Accordingly, management has concluded that payment of the maximum potential amount of the Exit Fee as of March 31, 2026 is not probable as of the reporting date and that the ultimate amount of any such payment cannot be reasonably estimated. As a result, no additional liability has been recorded in the accompanying condensed consolidated financial statements. The Company will reassess the likelihood and amount of any Exit Fee obligation in future periods as facts and circumstances change.
Continuation Capital Settlement Agreement
As described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation, on November 20, 2025, the Company entered into the Settlement Agreement with Continuation Capital, pursuant to which we agreed to issue the Exchange Shares in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned by the Company to Continuation Capital in the amount of $3 million. For the three months ended March 31, 2026, $0.8 million has been paid to third party vendors and 152,041 shares have been issued pursuant to the Settlement Agreement. From the date the Settlement Agreement was executed through March 31, 2026, $1.6 million has been paid to third party vendors and 204,332 shares have been issued pursuant to the Settlement Agreement.
Operating Leases
During the three months ended March 31, 2026 and 2025, the Company incurred fixed rent expense associated with operating leases for real estate of $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three months ended March 31, 2026 and 2025, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$69	$65
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$—	$52
The weighted-average remaining lease term and discount rate for the Company’s operating leases is 3.4 years and 8.3%, respectively, as of March 31, 2026. The weighted-average remaining lease term and discount rate for the Company's operating leases is 4.3 years and 8.2%, respectively, as of March 31, 2025.
The future payments due under operating leases as of March 31, 2026 are as follows (in thousands):

2026	$209
2027	282
2028	180
2029	184
2030	31
Thereafter	—
Total undiscounted lease payments	886
Less effects of discounting	(109)
Less current lease liability	(227)
Total operating lease liability, net of current portion	$550
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	March 31, 2026	December 31, 2025
Furniture and fixtures	5	$153	$153
Computer equipment	3	20	20
Leasehold improvements	15	66	66
Capitalized software	3	751	751
Property, equipment and software, gross		990	990
Less: accumulated depreciation and amortization		(857)	(824)
Total property, equipment and software, net		$133	$166
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$—	$42
General and administrative	33	26
Total depreciation and amortization	$33	$68

Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the three months ended March 31, 2026 and 2025, amortization expense of $0.4 million and $0.5 million was recognized. As of March 31, 2026 and December 31, 2025, intangible assets net of accumulated amortization was $7.4 million and $7.9 million, respectively.
As of March 31, 2026, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	March 31, 2026
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	4.5	$13,028	$(7,165)	$5,863
Trademarks and tradenames	4.5	3,501	(1,926)	1,575
Total intangible assets, net		$16,529	$(9,091)	$7,438

	December 31, 2025
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	4.8	$13,028	$(6,839)	$6,189
Trademarks and tradenames	4.8	3,501	(1,838)	1,663
Total intangible assets, net		$16,529	$(8,677)	$7,852

Total
2026	$1,239
2027	1,653
2028	1,653
2029	1,653
2030	1,240
Thereafter	—
Total future amortization expense	$7,438

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” in our Annual Report on Form 10-K or in other parts of this Quarterly Report on Form 10-Q (including in Item 1A herein). See “– Cautionary Note Regarding Forward-Looking Statements” below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and which are subject to certain risks, trends and uncertainties. We use words such as “could,” “would,” “may,” “might,” “will,” “expect,” “likely,” “believe,” “continue,” “anticipate,” “estimate,” “intend,” “plan,” “project” and other similar expressions to identify forward-looking statements, but not all forward-looking statements include these words. All of our forward-looking statements involve estimates and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the information described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q (including in Item 1A herein).
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
•our ability to regain and maintain compliance with the listing standards of the Nasdaq Capital Market;
•our ability to realize the benefit of our strategic shift to focusing on driving digital marketing spend among historical buyers of managed advertising campaigns and new enterprise customers;
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
•challenges related to our clients that are destination marketing organizations (“DMOs”) and that operate as public/private partnerships;
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
•any failure by us to maintain or implement effective internal controls or to detect fraud; and
•other factors and assumptions discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Overview
Direct Digital Holdings, Inc. and its subsidiaries (collectively the “Company,” “DDH,” “we,” “us” and “our”), headquartered in Houston, Texas, is an end-to-end, full-service advertising and marketing platform primarily focused on providing advertising technology, data-driven campaign optimization and other solutions to help brands, agencies and middle market businesses deliver successful marketing results that drive return on investment ("ROI") across the entire digital advertising ecosystem. Direct Digital Holdings, Inc. is the holding company for DDH LLC the business formed by the Company's founders in 2018 through acquisitions of Colossus Media, LLC ("Colossus Media") and Huddled Masses, LLC (“Huddled Masses™” or “Huddled Masses”). Colossus Media operates the Company’s proprietary programmatic platform under the trademarked banner of Colossus SSP. In September 2020, DDH LLC acquired Orange142, LLC to further bolster its overall programmatic advertising platform and to enhance its offerings across multiple industry verticals. In February 2022, the Company completed an initial public offering and certain organizational transactions which resulted in the Company's current “Up-C” structure as described in Note 6 — Related Party Transactions to our condensed consolidated financial statements. During the first quarter of 2026, the Company shifted its focus to driving intentional digital marketing spend with current and future customers historically classified by the Company as buy-side customers as well as new enterprise customers accessing the digital advertising market through its recently launched product - Ignition+. In connection with this shift in focus, the Company reassessed its reportable segments and determined that it has one reportable segment that is managed on a consolidated basis – digital advertising. The new focus to streamline operations is expected to enhance the customer experience and better reflects the economics of the Company's current business where revenues reflect primarily contracts for managed advertising campaigns which may or may not access curated publisher audiences managed by the Company's sell side platform. All of the subsidiaries are incorporated in the state of Delaware, except for DDH LLC, which was formed under the laws of the State of Texas.

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of March 31, 2026, DDH owns 94.3% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on

February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Date of Formation	Date of Acquisition
Colossus Media, LLC	September 8, 2017	June 21, 2018
Orange142, LLC	March 6, 2013	September 30, 2020
Huddled Masses, LLC	November 13, 2012	June 21, 2018
The Company provides technology-enabled advertising solutions and consulting services to clients either through multiple leading demand side platforms (“DSPs”) or through its own programming platform (Colossus SSP), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV ("OTT/CTV"), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenues and operating income (loss) are used by our CODM to assess performance of our operating segments and allocate resources. We operate in one reportable segment - digital advertising. All our revenues are attributable to the United States.
Recent Developments
Nasdaq Compliance Status.

On November 7, 2025, we received a decision (the “Panel Decision”) from the Nasdaq Hearings Panel (the “Panel”) regarding our continued listing on Nasdaq. The Panel Decision indicated that we had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) and, as such, that matter had been closed. However, the Panel Decision indicated that we would remain subject to a discretionary Panel Monitor pursuant to Listing Rule 5815(d)(4)(A) (the “Panel Monitor”) with respect to the Stockholders’ Equity Rule for a period of one year from the date of the Panel Decision.
The Panel Decision also indicated that the Panel had granted us an exception through January 30, 2026, to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). On January 12, 2026, we effected a 55-to-1 reverse stock split of all classes of our common stock, including the Class A Common Stock listed on The Nasdaq Capital Market, which was intended to bring us into compliance with the Bid Price Rule. On February 12, 2026, we were notified by Nasdaq that we had evidenced compliance with the Bid Price Rule, due to the closing bid price for our Class A Common Stock having closed at or above $1.00 per share for over 20 consecutive business days (the “Compliance Notice”).
The Compliance Notice also indicated that we would remain subject to a Panel Monitor with respect to the Bid Price Rule for a period of one year from the date of the Compliance Notice. Under the terms of the Panel Monitor, if Nasdaq determines that we fail any listing standard during the one-year monitoring period, then, notwithstanding Rule 5810(c)(2), we will not be permitted to provide Nasdaq with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period.
In addition, Nasdaq will not be permitted to grant additional time for us to regain compliance with respect to any deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Rather, Nasdaq will promptly issue a Staff Delisting Determination Letter.
On April 2, 2026, we received a Staff Delisting Determination Letter from Nasdaq, notifying us that we were once again not in compliance with the Stockholders’ Equity Rule, nor are we in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, in two of the three most recently completed fiscal years. Our failure to comply with the Stockholders’ Equity Rule was based on the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, reporting a stockholders’ deficit of ($7.0 million). We requested a hearing before the Panel, which was granted and was held on May 12, 2026. The hearing request automatically stayed any suspension or delisting action at least pending the hearing and the expiration of any additional extension period that may be granted by the Panel following the hearing.
On April 23, 2026, we received an Additional Staff Delisting Determination Letter from Nasdaq, notifying us that we were not in compliance with the Bid Price Rule based on our closing bid price being lower than $1.00 per share for thirty (30) consecutive business days. As described below, we implemented a 4-to-1 reverse stock split effective April 27, 2026, in order to regain compliance with the Bid Price Rule. As of the date of this report, our closing bid price has exceeded $1.00 per share for more than ten (10) consecutive trading days, which we believe demonstrates compliance with the Bid Price Rule. In order to evidence compliance with the Bid Price Rule, the Company must provide evidence of a closing bid price of at least $1.00 per share for a minimum of ten, but generally not more than twenty, consecutive trading days.
We are awaiting a formal determination from Nasdaq, which could take up to thirty days, that we have regained compliance with the Bid Price Rule as well as the Panel’s response to our request for an extension period to comply with the Stockholders’ Equity Rule. There can be no assurance that the Panel will determine to continue the Company’s listing or that we will be able to evidence compliance with the applicable listing criteria within any extension period that may be granted by the Panel. We intend to take all reasonable measures available to regain compliance with the Stockholders’ Equity Rule and remain listed on Nasdaq. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “DRCT.” See “Risk Factors” in Item 1A herein.
Committed Equity Facility.
On April 28, 2026, the Company entered into a Common Stock Purchase Agreement (the “Roth Purchase Agreement” and the facility as a whole, the "Committed Equity Facility") with Roth Principal Investments, LLC (“Roth”). Pursuant to the Roth Purchase Agreement, and subject to the satisfaction of specified conditions, the Company has the right, but not the obligation, to sell to Roth up to an aggregate of $50.0 million of newly issued shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”), from time to time over a period of up to 36 months following commencement of the Roth Purchase Agreement. The Company will have sole discretion over the timing and amount of any such sales and is under no obligation to sell any shares under the Roth Purchase Agreement.
The Company’s ability to sell shares under the Roth Purchase Agreement will commence upon satisfaction of customary conditions, after which, the Company may direct Roth to purchase shares through one or more market open, intraday, pre‑market, or post‑market purchases, subject to specified pricing thresholds and volume limitations. The per‑share purchase price for shares sold under the Roth Purchase Agreement will be based on the volume‑weighted average trading price of the Class A Common Stock during the applicable valuation period, less a fixed discount of 8.0%. There is no upper limit on the price per share that may be paid, and purchase prices are subject to customary equitable adjustments for stock splits, reverse stock splits, dividends or similar transactions.
Under the Nasdaq Stock Market rules, the Company may not issue more than 19.99% of its outstanding Class A Common Stock under the Roth Purchase Agreement unless stockholder approval is obtained or the average price paid for shares issued under the Roth Purchase Agreement equals or exceeds $2.45 (representing the lower of (a) the official closing price of our Class A Common Stock immediately preceding the execution of the Roth Purchase Agreement and (b) the average official closing price of our Class A Common Stock for the five consecutive trading days immediately preceding the execution of the Roth Purchase Agreement, as adjusted in accordance with applicable Nasdaq Stock Market rules). In addition, Roth may not beneficially own more than 4.99% of the Company’s outstanding Class A Common Stock at any time. The Roth Purchase Agreement also includes a prohibition, subject to limited exceptions, on the Company entering into certain variable rate or equity line financings during the term of the agreement, and includes customary restrictions on short selling or hedging transactions by Roth.
The net proceeds, if any, from sales of Class A Common Stock under the Roth Purchase Agreement will depend on market conditions and the Company’s election to sell shares from time to time. The Company currently intends to use any net proceeds for general corporate purposes, which may include reducing outstanding indebtedness and funding working capital.
The Roth Purchase Agreement will terminate upon the earliest of the expiration of the 36‑month term, the sale of $50.0 million of shares under the agreement, certain events relating to delisting or bankruptcy, or termination by the Company upon prior written notice without penalty. The Roth Purchase Agreement contains customary representations, warranties, indemnification provisions and conditions.
In connection with entering into the Roth Purchase Agreement, the Company paid Roth a structuring fee of $25,000, agreed to reimburse certain legal fees and ongoing due diligence expenses of $75,000, and paid $50,000 to Digital

Offering, LLC as a qualified independent underwriter for purposes of FINRA Rule 5121, with related fees subject to reimbursement up to specified amounts.
Reverse Stock Splits.
On January 8, 2026 and April 24, 2026, the Company filed certificates of amendment to the amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 55-to-1 reverse stock split and a 4-to-1 reverse stock split, respectively, of all classes of our issued and outstanding common stock, without any change to par value. The 55-to-1 reverse stock split (the "January Reverse Stock Split") became effective January 12, 2026 and the 4-to-1 reverse stock split (the "April Reverse Stock Split") became effective April 27, 2026. Together, the January Reverse Stock Split and the April Reverse Stock Split are referred to as the Reverse Stock Splits. No fractional shares were issued in connection with the Reverse Stock Splits as all fractional shares were rounded down to the next whole share, and a cash payment was made in lieu of such fractional shares. The Reverse Stock Splits were intended to bring the Company into compliance with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). All share and per share amounts of our common stock listed in the condensed consolidated financial statements and footnotes have been adjusted to give effect to the Reverse Stock Splits.
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
New Customer Acquisitions
Our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of about 210 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies across multiple geographies.
Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 80% client retention amongst the clients that represent approximately 80% of our revenue during the three months ended March 31, 2026. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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
Increasing revenue from customers through increased advertising spend through our proprietary programmatic platform
Colossus Media operates our proprietary sell-side programmatic platform operating under the trademarked banner of Colossus SSP. Our customers (or buyers) include ad exchanges, DSPs, agencies and individual advertisers as well as our programmatic advertising platform customers. We continue to strive to retain existing publishers and add new publishers. Our proprietary Colossus SSP platform was custom developed with a view towards the specific challenges facing small and mid-sized publishers with the belief that smaller publishers often offer a more engaged, highly-valued, unique following but experience technological and budgetary constraints on the path to monetization. Our business strategy positions us to provide advertisers of all sizes with extensive market reach connecting partners with curated creators and audiences, optimizing the entire media chain to drive better results for clients. We believe that our technology curates unique, highly optimized audiences informed by data analytics, artificial intelligence and algorithmic machine-learning technology, resulting in increased campaign performance.
Monetizing ad impressions for publishers and buyers
We increase access to publishers with valuable ad impressions with a focus on monetizing digital impressions. Each time the publisher’s web page loads, an ad request is sent to multiple ad exchanges, demand side platforms directly or to our programmatic advertising platform customers from Colossus SSP. We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, OTT, CTV, and rich media). The factors we consider when determining which impressions we process include transparency, viewability, and whether or not the impression is human sourced. By consistently applying these criteria, we believe the ad impressions we process will be valuable and marketable to advertisers.
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
Access to valuable ad impressions
Advertisers and agencies often have a large portfolio of brands requiring a variety of campaign types and support for a wide array of inventory formats and devices, including OTT/CTV, video and display, in-app, native and audio. Our omni-channel proprietary technology platform is designed to maximize these various advertising channels, which we believe is a further driver of efficiency for our buyers. The platform is comprised of publishers across multiple channels including OTT/CTV, display, native, in-app, online video (“OLV”), audio and digital out of home (“DOOH"). In the three months ended March 31, 2026, we processed approximately 199 billion average monthly impressions across many unique audiences including multicultural growth audiences at scale with 89 billion, or 45%, of those impressions from growing multicultural-focused audiences. The Company continues to expand its capabilities to give our content providers more avenues to distribute ad inventory such as OTT/CTV, digital audio, DOOH, etc. and inform our publishers to enhance their ad selling needs by distributing content in various forms to meet the rising demands of the ad buying community.
Components of Our Results of Operations
Revenues
We generate revenue primarily from customers that enter into agreements with us to provide managed advertising campaigns, which include digital marketing and media services to purchase digital advertising space, data and other add-on features either through our own programmatic platform operating under the trademarked banner Colossus SSP or through third parties such as DSPs.

In connection with our analysis of principal vs agent considerations, we have evaluated the specified goods or services and we considered whether we control the goods or services before they are provided to the customer including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are a principal for the goods or services sold because we control the specified good or service before it is transferred to the customer and we are the primary obligor in the agreement with customers. Therefore, we report revenue on a gross basis inclusive of all supplier costs and we pay suppliers for the cost of digital media, advertising inventory, data and any add-on services or features.

Our revenue recognition policies are discussed in more detail under “—Critical Accounting Estimates and Related Policies” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cost of revenues
Cost of revenues consists primarily of digital media fees, third-party platform access fees, and other third-party fees associated with providing services to our customers. We also pay publishers a fee, which is typically a percentage of the value of the ad impressions monetized through our platform, and data center co-location costs including the publishing and real time bidding costs to secure advertising space.

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
Loss on debt extinguishment. On January 27, 2026, the Company and its lender executed an amendment to the debt agreement which was accounted for as a debt extinguishment, resulting in a loss from the write-off of unamortized deferred financing fees incurred through the date of the amendment as well as recognizing the remaining amendment closing fee of $0.4 million. See Note 3 — Long-Term Debt to our condensed consolidated financial statements.
Loss on settlement of accounts payable. The Company recognized a loss on settlement of liability associated with the issuance of Class A Common Stock through the Continuation Capital program that the Company initiated in 2025. See further description in “—Liquidity and Capital Resources.”
Interest expense and amortization of deferred financing cost and debt discount (premium), net. Interest expense and amortization of deferred financing cost and debt discount (premium), net is mainly related to our debt as further described below in “—Liquidity and Capital Resources.”

Expenses for Equity Reserve Facility. Expenses are mainly related to our Equity Reserve Facility as further described below in “—Liquidity and Capital Resources.”

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenues	$6,680	$8,157	$(1,477)	(18)%
Cost of revenues	4,418	5,764	(1,346)	(23)%
Gross Profit	2,262	2,393	(131)	(5)%

Operating expenses	5,513	6,317	(804)	(13)%
Loss from operations	(3,251)	(3,924)	673	17%
Other expense, net	(2,320)	(2,016)	(304)	15%
Loss before income taxes	(5,571)	(5,940)	369	6%
Income tax expense	—	—	—	—%
Net loss	$(5,571)	$(5,940)	$369	6%
Adjusted EBITDA (1)	$(2,614)	$(3,024)	$410	14%
_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $6.7 million for the three months ended March 31, 2026 decreased by $1.5 million, or 18%, from $8.2 million for the three months ended March 31, 2025. The decrease in revenue was due primarily to a $2.0 million decrease in spending from DSP customers and a $0.1 million decrease from customers no longer actively purchasing from the Company, partially offset by net growth from new and existing customers of $0.6 million primarily due to growth from customers in new verticals added in 2025.

Cost of revenues
Cost of revenues of $4.4 million (66% of revenue) for the three months ended March 31, 2026 decreased by $1.3 million, or 23% from $5.8 million (71% of revenue) for the three months ended March 31, 2025. The decrease in costs was primarily due to the related decrease in revenue, while the 5% decrease as a percentage of revenue was due to reduction of fixed costs of revenue resulting from ongoing cost savings initiatives. Fixed cost of revenues for the three months ended March 31, 2026 of $0.4 million decreased by $0.5 million, or 53%, from fixed cost of revenues of $0.9 million for the same period in 2025.

Gross profit
Gross profit was $2.3 million, or 34% of revenue, for the three months ended March 31, 2026, compared to $2.4 million, or 29% of revenue, for the same period in 2025, reflecting a decrease of $0.1 million, or 5%. The change in gross profit margin percentage for the three months ended March 31, 2026 is attributable primarily to a reduction in fixed costs.

Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Compensation, taxes and benefits	$3,021	$3,664	$(643)	(18)%
General and administrative	2,492	2,653	(161)	(6)%
Total operating expenses	$5,513	$6,317	$(804)	(13)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.0 million decreased by $0.6 million, or 18%, for the three months ended March 31, 2026 from $3.7 million for the same period in 2025. The decrease in the three months ended March 31, 2026 compared to the prior year is primarily due to lower payroll costs due to continued cost management efforts, including workforce optimization and a pause on hiring, which have reduced recurring operating expenses in the current period.

General and administrative expense
General and administrative (“G&A”) expenses of $2.5 million for the three months ended March 31, 2026 decreased by $0.2 million from the same period in 2025. G&A expenses as a percentage of revenue were 37% and 33% for the three months ended March 31, 2026 and 2025, respectively, primarily due to a decrease in revenues. The overall decrease in G&A expenses was primarily due to lower sales and marketing expenses and travel expenses due to ongoing cost savings measures.

We expect to continue to invest in and incur additional expenses associated with our operation as a public company, including professional fees, investment in automation, and compliance costs associated with developing the requisite infrastructure required for internal controls. However, on July 1, 2024, we executed an internal reorganization plan that included a staff reduction, a pause on hiring and cost savings measures, which we have maintained resulting in lower ongoing expenses.

Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Interest expense and amortization of deferred financing cost and debt discount (premium), net	$(563)	$(1,846)	$1,283	(70)%
Loss on settlement of accounts payable	(1,247)	—	(1,247)	nm
Loss on debt extinguishment	(517)	—	(517)	nm
Expenses for Equity Reserve Facility	—	(198)	198	nm
Other income	7	28	(21)	(75)%
Total other expense, net	$(2,320)	$(2,016)	$(304)	15%
nm – not meaningful
Total other expense, net for the three months ended March 31, 2026 and 2025 includes $0.6 million and $1.8 million, respectively, of interest expense. Interest expense decreased by $1.3 million compared to the prior period primarily due to the reduction of outstanding debt resulting from the conversion of debt to preferred stock in the second half of 2025. Total other expense, net for the three months ended March 31, 2026 also includes $1.2 million for the loss on settlement of accounts payable associated with the issuance of common stock through the Continuation Capital program that the Company initiated in 2025 and $0.5 million for loss on debt extinguishment associated with the Eleventh Amendment to the Company's long term debt agreement.

Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies in our condensed consolidated financial statements, the Company has experienced significant disruption in its business due to a series of unexpected setbacks in the past two years. During 2025, the Company worked with its partners to achieve prior volume levels of revenue but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and establish an Equity Reserve Facility raising additional equity of $11.6 million through March 31, 2026. Additionally, the Company (1) incurred a net loss of $5.6 million for the three months ended March 31, 2026 including the impact of the disruption described above, (2) reported an accumulated deficit of $33.0 million as of March 31, 2026, (3) reported cash and cash equivalents of $0.8 million and a working capital deficit of $23.9 million as of March 31, 2026, (4) owes its lender $17.4 million (combination of principal, accrued fees, interest and the preferred dividends) as of March 31, 2026, under the 2021 Credit Facility (as defined below) which matures in December 2026 and (5) despite demonstrating compliance with the minimum stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1) (the "Stockholders' Equity Rule") on November 7, 2025 and Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") on February 12, 2026, remains subject to a discretionary Panel Monitor through November 7, 2026 for the Stockholders' Equity Rule and through February 12, 2027 for the Bid Price Rule. The Company was not in compliance with the Stockholders' Equity Rule as of March 31, 2026 or the Bid Price Rule as of April 23, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's new Committed Equity Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+ allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents, and working capital deficit on March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$796	$728
Working capital deficit	$(23,881)	$(21,681)

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

Committed Equity Facility

The terms and conditions of the Committed Equity Facility are further described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation in the notes to the condensed consolidated financial statements.

Historical Cash Flows:
The following table sets forth our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,050)	$(2,708)
Net cash used in investing activities	—	(15)
Net cash provided by financing activities	1,118	3,067
Net increase in cash and cash equivalents	$68	$344
Our cash and cash equivalents at March 31, 2026 were held for working capital and general corporate purposes. Cash and cash equivalents as of March 31, 2026 and December 31, 2025 were relatively unchanged with operating cash shortfalls offset by proceeds from issuance of shares under the Equity Reserve Facility.
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

For the three months ended March 31, 2026, net cash flows used in operating activities were $1.1 million and consisted of net loss of $5.6 million, offset by $3.0 million in adjustments for non-cash and non-operating items and $1.5 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of loss on settlement of accounts payable of $1.2 million, loss on debt extinguishment of $0.5 million, depreciation and amortization expense of $0.5 million and stock-based compensation expense of $0.2 million. The $1.5 million increase in cash resulting from changes in working capital primarily consisted of a $1.1 million increase in accounts payable, a $0.3 million decrease in accounts receivable, partially offset by a $0.3 million increase in accrued liabilities and tax receivable agreement payable. The increase in accounts payable is mainly due to the timing of payments to vendors. The decrease in accounts receivable is mainly due to the seasonal decrease in revenue in the first quarter of the year compared to the fourth quarter of the year.

For the three months ended March 31, 2025, net cash flows used in operating activities were $2.7 million and consisted of net loss of $5.9 million, offset by $2.9 million in adjustments for non-cash and non-operating items and $0.3 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $2.4 million, stock-based compensation expense of $0.3 million and expenses for the equity reserve facility of $0.2 million. The $0.3 million increase in cash resulting from changes in working capital primarily consisted of a $0.6 million decrease in accounts receivable and a $0.3 million increase in accrued expenses such as payroll and payroll related expenses, partially offset by a $0.6 million decrease in accounts payable. The decrease in accounts payable and accounts receivable is mainly due to the seasonal decrease in revenue in the first quarter of the year compared to the fourth quarter of the year.
Investing Activities
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the three months ended March 31, 2026, there were no investing activities. For the three months ended March 31, 2025, net cash flows used in investing activities of less than $0.1 million were primarily related to office furniture and leasehold improvements.
Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $1.1 million mainly resulting from $1.1 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility.

For the three months ended March 31, 2025, net cash provided by financing activities was $3.1 million mainly resulting from $3.3 million of proceeds issuance of Class A Common Stock under the Equity Reserve Facility partially offset by $0.2 million for payment of expenses for the Equity Reserve Facility.

Contractual Obligations and Future Cash Requirements

As of March 31, 2026, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $16.9 million in the remainder of 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new credit facility. The leases will require minimum payments of $0.2 million in the remainder of 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029 and less than $0.1 million in 2030. As of March 31, 2026, we had cash and cash equivalents of $0.8 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for stock-based compensation, expenses for the Equity Reserve Facility, loss on settlement of accounts payable and loss on debt extinguishment (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,571)	$(5,940)
Add back (deduct):
Interest expense and amortization of deferred financing cost and debt discount (premium), net	563	1,846
Loss on settlement of accounts payable	1,247	—
Loss on debt extinguishment	517	—
Amortization of intangible assets	414	488
Stock-based compensation	183	316
Depreciation and amortization of property, equipment and software	33	68
Expenses for Equity Reserve Facility	—	198
Adjusted EBITDA	$(2,614)	$(3,024)

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, and certain one-time items such as acquisition transaction costs, losses from financing activities and costs for the Equity Reserve Facility that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

There have been no material changes to our critical accounting estimates and related policies as compared to the critical accounting estimates and related policies described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2026 pursuant to the Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of March 31, 2026.
Material Weakness
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023, 2024 and 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of March 31, 2026.
Management’s Plan to Remediate the Previously Reported Material Weakness
Management has implemented remediation steps to address the material weakness and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The second phase of the project, which consists of strengthening and enhancing its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters started in 2024 and is still in progress to this date. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of March 31, 2026. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s customers paused its connection to the Company while the allegations were investigated. This customer reconnected the Company on May 22, 2024 and volumes had resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's business. During 2025, the Company worked with its partners to achieve prior volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant time to amend their counterclaim, which the defendant chose not to amend. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
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
ITEM 1A.    Risk Factors
As of the date of this Quarterly Report, other than the below, there have not been any material changes to the information related to the Item 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

If we fail to satisfy applicable listing standards, including compliance with the rules requiring timely filing of our periodic reports with the SEC, our Class A Common Stock may be delisted from the Nasdaq Capital Market.

On November 7, 2025, the Company received a Panel Decision regarding the Company’s continued listing on Nasdaq. The Panel Decision indicated that the Company had evidenced compliance with the Stockholders’ Equity Rule and, as such, that matter had been closed. However, the Panel Decision indicated that the Company would remain subject to a discretionary Panel Monitor with respect to the Stockholders’ Equity Rule for a period of one year from the date of the Panel Decision.

The Panel Decision also indicated that the Panel had granted the Company an exception through January 30, 2026, to demonstrate compliance with the Bid Price Rule. On January 12, 2026, the Company effected a 55-to-1 reverse stock split of all classes of our common stock, including the Class A Common Stock listed on Nasdaq, which was intended to bring the Company into compliance with the Bid Price Rule. On February 12, 2026, the Company received a Compliance Notice from Nasdaq, notifying the Company that it had evidenced compliance with the Bid Price Rule, due to the closing bid price for our Class A Common Stock having closed at or above $1.00 per share for over 20 consecutive business days. The Compliance Notice also indicated that the Company would remain subject to a Panel Monitor with respect to the Bid Price Rule for a period of one year from the date of the Compliance Notice.

Under the terms of the Panel Monitor, if Nasdaq determines that the Company fails any listing standard during the one-year monitoring period, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and Nasdaq will not be permitted to grant additional time for us to regain compliance with respect to any deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Rather, Nasdaq will promptly issue a Staff Delisting Determination Letter.

On April 2, 2026, the Company received a Staff Delisting Determination Letter from Nasdaq, notifying the Company that it was once again not in compliance with the Stockholders’ Equity Rule, nor was it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Company’s failure to comply with the Stockholders’ Equity Rule was based on the filing of its Annual Report on Form 10-K for the year ended December 31, 2025, reporting a stockholders’ deficit of ($7.0 million). The Company requested a hearing before the Panel, which was granted and was held on May 12, 2026. The hearing request automatically stayed any suspension or delisting action at least pending the hearing and the expiration of any additional extension period that may be granted by the Panel following the hearing.

On April 23, 2026, the Company received an Additional Staff Delisting Determination Letter from Nasdaq, notifying the Company that it was not in compliance with the Bid Price Rule based on the Company’s closing bid price being lower than $1.00 per share for thirty (30) consecutive business days. As described below, the Company implemented a 4-to-1 reverse stock split effective April 27, 2026, in order to regain compliance with the Bid Price Rule. As of the date of this report, the Company’s closing bid price has exceeded $1.00 per share for more than ten (10) consecutive trading days, which we believe demonstrates compliance with the Bid Price Rule. In order to evidence compliance with the Bid Price Rule, the Company must provide evidence of a closing bid price of at least $1.00 per share for a minimum of ten, but generally not more than twenty, consecutive trading days.

The Company is awaiting a formal determination from Nasdaq, which could take up to thirty days, that we have regained compliance with the Bid Price Rule as well as the Panel’s response to the Company’s request for an extension period to comply with the Stockholders’ Equity Rule. There can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to evidence compliance with the applicable listing criteria within any extension period that may be granted by the Panel.

The Company is considering all available options to regain and maintain compliance with the Stockholders’ Equity Rule and the Bid Price Rule. There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our Class A Common Stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A Common Stock is delisted by the Nasdaq, the price of our Class A Common Stock may decline and our Class A Common Stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their Class A Common Stock or obtain accurate quotations as to the market value of our Class A Common Stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A Common Stock and the ability of our stockholders to sell our Class A Common Stock in the secondary market.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	June 10, 2025	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	August 11, 2025	3.1
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	October 20, 2025	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	10-Q	001-41261	November 12, 2025	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	January 12, 2026	3.1
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	April 28, 2026	3.1
3.8	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1**	Common Stock Purchase Agreement, dated as of April 28, 2026, by and between Direct Digital Holdings, Inc. and Roth Principal Investments, LLC.	8-K	001-41261	April 28, 2026	10.1
10.2**	Registration Rights Agreement, dated as of April 28, 2026, by and between Direct Digital Holdings, Inc. and Roth Principal Investments, LLC.	8-K	001-41261	April 28, 2026	10.2
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	Inline XBRL Instance Document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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
**Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and attachments have been omitted. A copy of any omitted schedule or attachment will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)