Form 10-Q
period 2026-06-30
Direct Digital Holdings, Inc.
filed 2026-08-14
CIK 1880613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, there were 760,567 shares of the registrant’s Class A Common Stock outstanding, par value $0.001 per share, and 42,160 shares of the registrant’s Class B Common Stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$520	$728
Accounts receivable, net of provision for credit losses of $944	2,684	3,126
Prepaid expenses and other current assets	1,419	890
Total current assets	4,623	4,744

Property, equipment and software, net	99	166
Goodwill	6,520	6,520
Intangible assets, net	7,025	7,852
Operating lease right-of-use assets	607	702
Other long-term assets	47	172
Total assets	$18,921	$20,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,587	$7,820
Accounts payable - related party	538	—
Accrued liabilities	2,406	2,164
Accrued liabilities - related party	1,219	3,663
Liability related to tax receivable agreement, current portion	—	41
Current maturities of long-term debt - related party	17,335	12,003
Deferred revenues	795	513
Operating lease liabilities, current portion	232	221
Total current liabilities	32,112	26,425

Long-term debt, net of current portion	144	146
Operating lease liabilities, net of current portion	490	608
Total liabilities	32,746	27,179

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value per share, 10,000,000 shares authorized, 27,077 shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value per share, 760,000,000 shares authorized, 740,119 and 331,076 shares issued and outstanding, respectively	1	—
Class B Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 42,160 shares issued and outstanding	—	—
Additional paid-in capital	27,899	25,812
Accumulated deficit	(36,365)	(27,720)
Noncontrolling interest	(5,360)	(5,115)
Total stockholders’ deficit	(13,825)	(7,023)
Total liabilities and stockholders’ deficit	$18,921	$20,156
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	7,832	10,144	$14,512	$18,301
Cost of revenues	5,169	6,583	9,587	12,347
Gross profit	2,663	3,561	4,925	5,954

Operating expenses
Compensation, taxes and benefits	3,215	3,639	6,236	7,303
General and administrative	2,376	2,348	4,868	5,001
Total operating expenses	5,591	5,987	11,104	12,304
Loss from operations	(2,928)	(2,426)	(6,179)	(6,350)

Other income (expense)
Other income	62	19	69	47
Loss on settlement of accounts payable	—	—	(1,247)	—
Loss on debt extinguishment	—	—	(517)	—
Derecognition of tax receivable agreement liability	41	—	41	—
Expenses for Equity Reserve Facility	—	—	—	(198)
Interest expense and amortization of deferred financing cost and debt discount (premium), net	(764)	(1,789)	(1,327)	(3,635)
Total other expense, net	(661)	(1,770)	(2,981)	(3,786)

Loss before income taxes	(3,589)	(4,196)	(9,160)	(10,136)
Income tax expense	—	—	—	—
Net loss	(3,589)	(4,196)	(9,160)	(10,136)

Net loss attributable to noncontrolling interest	(194)	(1,947)	(515)	(5,532)
Net loss attributable to Direct Digital Holdings, Inc.	$(3,395)	$(2,249)	$(8,645)	$(4,604)

Net loss per common share attributable to Direct Digital Holdings, Inc.:
Basic and diluted	$(5.78)	$(49.79)	$(15.62)	$(121.69)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	709	45	643	38
See accompanying notes to the unaudited condensed consolidated financial statements.

    DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands except share data)
Six Months Ended June 30, 2026

	Preferred Stock		Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount
Balance, December 31, 2025	27,077	$—	331,076	$—	42,160	$—	$25,812	$(27,720)	$(5,115)	$(7,023)
Stock-based compensation	—	—	—	—	—	—	267	—	—	267
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	2,464	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	—	—	216,250	1	—	—	1,118	—	—	1,119
Issuance pursuant to the Committed Equity Facility	—	—	38,288	—	—	—	107	—	—	107
Settlement of accounts payable through issuance of common stock	—	—	152,041	—	—	—	2,028	—	—	2,028
Preferred dividends accrued	—	—	—	—	—	—	(1,163)	—	—	(1,163)
Net loss	—	—	—	—	—	—	—	(8,645)	(515)	(9,160)
Noncontrolling interest rebalancing	—	—	—	—	—	—	(270)	—	270	—
Balance, June 30, 2026	27,077	$—	740,119	$1	42,160	$—	$27,899	$(36,365)	$(5,360)	$(13,825)
Three Months Ended June 30, 2026

	Preferred Stock		Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Series A Convertible		Class A		Class B
	Units	Amount	Units	Amount	Units	Amount
Balance, March 31, 2026	27,077	$—	700,759	$1	42,160	$—	$28,403	$(32,970)	$(5,155)	$(9,721)
Stock-based compensation	—	—	—	—	—	—	84	—	—	84
Issuance related to vesting of restricted stock units, net of tax withholdings	—	—	1,072	—	—	—	—	—	—	—
Issuance pursuant to the Committed Equity Facility	—	—	38,288	—	—	—	107	—	—	107
Preferred dividends accrued	—	—	—	—	—	—	(706)	—	—	(706)
Net loss	—	—	—	—	—	—	—	(3,395)	(194)	(3,589)
Noncontrolling interest rebalancing	—	—	—	—	—	—	11	—	(11)	—
Balance, June 30, 2026	27,077	$—	740,119	$1	42,160	$—	$27,899	$(36,365)	$(5,360)	$(13,825)
Six Months Ended June 30, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Deficit
	Class A		Class B
	Units	Amount	Units	Amount
Balance, December 31, 2024	24,775	$—	49,400	$—	$3,786	$(8,774)	$(14,742)	$(19,730)
Stock-based compensation	—	—	—	—	705	—	—	705
Issuance related to vesting of restricted stock units, net of tax withholdings	635	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	27,543	—	—	—	4,580	—	—	4,580
Conversion of Class B to Class A Common Stock	1,909	—	(1,909)	—	(613)	—	613	—
Net loss	—	—	—	—	—	(4,604)	(5,532)	(10,136)
Noncontrolling interest rebalancing	—	—	—	—	(5,660)	—	5,660	—
Balance, June 30, 2025	54,862	$—	47,491	$—	$2,798	$(13,378)	$(14,001)	$(24,581)

Three Months Ended June 30, 2025

	Common Stock				APIC	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
Balance, March 31, 2025	32,243	$—	49,082	$—	$3,794	$(11,129)	$(15,980)	$(23,315)
Stock-based compensation	—	—	—	—	389	—	—	389
Issuance related to vesting of restricted stock units, net of tax withholdings	482	—	—	—	—	—	—	—
Issuance pursuant to the Equity Reserve Facility	20,546	—	—	—	2,541	—	—	2,541
Conversion of Class B to Class A Common Stock	1,591	—	(1,591)	—	(518)	—	518	—
Net loss	—	—	—	—	—	(2,249)	(1,947)	(4,196)
Noncontrolling interest rebalancing	—	—	—	—	(3,408)	—	3,408	—
Balance, June 30, 2025	54,862	$—	47,491	$—	$2,798	$(13,378)	$(14,001)	$(24,581)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIRECT DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows Used In Operating Activities:
Net loss	$(9,160)	$(10,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing cost and debt discount (premium), net	216	2,900
Amortization of intangible assets	827	977
Reduction in carrying amount of right-of-use assets	95	90
Depreciation and amortization of property, equipment and software	67	145
Stock-based compensation	267	705
Loss on settlement of accounts payable	1,247	—
Loss on debt extinguishment	517	—
Derecognition of tax receivable agreement liability	(41)	—
Interest paid in kind	1,100	—
Expenses for Equity Reserve Facility	—	198
Changes in operating assets and liabilities:
Accounts receivable	442	1,082
Prepaid expenses and other assets	(404)	(842)
Accounts payable	2,406	(1,491)
Accrued liabilities and tax receivable agreement payable	312	962
Income taxes payable	—	41
Deferred revenues	282	63
Operating lease liability	(107)	(92)
Net cash used in operating activities	(1,934)	(5,398)

Cash Flows Used In Investing Activities:
Cash paid for capitalized software and property and equipment	—	(38)
Net cash used in investing activities	—	(38)

Cash Flows Provided by Financing Activities:
Payment of expenses for Equity Reserve Facility	—	(198)
Proceeds from issuance of Class A Common Stock	1,226	5,942
Payment of deferred financing cost	—	(46)
Payments on financed insurance premiums	(36)	(114)
Payments on loans	(2)	—
Advances from related party	538	—
Net cash provided by financing activities	1,726	5,584

Net (decrease) increase in cash and cash equivalents	(208)	148
Cash and cash equivalents, beginning of the period	728	1,445
Cash and cash equivalents, end of the period	$520	$1,593

Non-cash Financing Activities:
Reclassification of Exit Fee from accrued liabilities to debt	$3,608	$—
Settlement of accounts payable through issuance of common stock	$2,028	$—
Accrued dividends	$1,163	$—
Financed insurance premiums	$367	$291
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

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of June 30, 2026, it owns 94.6% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by DDH on February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

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
Note 2 — Basis of Presentation and Consolidation and Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, and stockholders’ deficit for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the condensed consolidated financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025.
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
Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment, of $0.8 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 from amounts included within the deferred revenue balances at the beginning of each respective period amounted to $0.4 million and $0.4 million, respectively.
Cash payments made to customers to support integration efforts and long-term contracts are recorded to prepaid expenses or other long-term assets and amortized to revenue over the term of the contract. The Company recorded these cash payments in prepaid expenses and other current assets for $0.3 million as of June 30, 2026 and December 31, 2025 and in other long-term assets for $0 and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, other assets amortized were $0.1 million and $0, respectively.
Accounting Standards Codification ("ASC") 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Goodwill
As of June 30, 2026 and December 31, 2025, goodwill was $6.5 million, including amounts related to acquisitions in 2018 and in 2020. The goodwill is deductible for tax purposes and is assessed for impairment at least annually (December 31) starting with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed. Depending upon the results of the quantitative measurement, the recorded goodwill may be written down and an impairment expense is recorded in the condensed consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. Goodwill is reviewed annually and tested for impairment upon the occurrence of a triggering event. The carrying value of the Company was negative as of June 30, 2026. The Company determined that there was no impairment of goodwill during the six months ended June 30, 2026 and 2025. Had the Company used the enterprise premise (instead of the equity premise), the results may have differed.

Intangible assets, net
Intangible assets consist of customer relationships, trademarks and non-compete agreements. Intangible assets are recorded at fair value at the time of their acquisition and are stated within the condensed consolidated balance sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives and recorded as amortization expense within general and administrative expenses in the condensed consolidated statements of operations. The Company’s intangible assets are being amortized over their estimated useful lives using the straight-line method over 10 years.
Impairment of long-lived assets
The Company evaluates the recoverability of long-lived assets, including property, equipment and software costs and intangible assets if facts or circumstances indicate that any of those assets might be impaired. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine if a write-down to fair value is necessary. No impairment loss was recognized during the six months ended June 30, 2026 and 2025.
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
Income taxes
In February 2022, concurrent with its organizational transactions, the Company entered into a tax receivable agreement (“Tax Receivable Agreement” or “TRA”) with DDH LLC and Direct Digital Management, LLC (“DDM”). The TRA provides for certain income (loss) allocations between the Company and DDH LLC under the agreement. DDH LLC is a limited liability company, is treated as a partnership for federal income tax purposes and generally is not subject to any entity-level U.S. federal income tax and certain state and local income taxes. Any taxable income or loss generated by the Company is allocated to holders of LLC units (“LLC Units”) in accordance with the Second Amended and Restated Limited Liability Company Agreement (“LLC Agreement”), and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss under the LLC Agreement. Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH LLC when LLC Units are exchanged by the members of DDH LLC. The Company made an election under Section 754 of the Code for each taxable year in which an exchange of LLC interest occurred. No shares were exchanged during the six months ended June 30, 2026. During the six months ended June 30, 2025, members of DDM exchanged 1,909 shares of Class B Common Stock into shares of Class A Common Stock.
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
Accounts receivable, net
Accounts receivable primarily consists of billed amounts for services rendered to customers under normal trade terms. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral.

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
Concentrations of customers and suppliers
There is an inherent concentration of credit risk associated with accounts receivable arising from revenue from major customers. For the three months ended June 30, 2026 and 2025, two customers accounted for 42% and 31% of revenues, respectively. For the six months ended June 30, 2026 and 2025, two and three customers accounted for 38% and 39% of revenues, respectively. As of June 30, 2026 and December 31, 2025, two and three customers accounted for 30% and 43% of accounts receivable, respectively.
As of June 30, 2026 and December 31, 2025, two and one vendors accounted for 29% and 21%, respectively, of accounts payable.
Accrued liabilities
The components of accrued liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$530	$461
Accrued expenses	1,871	1,698
Accrued bank fees and interest	5	5
Total accrued liabilities	$2,406	$2,164
Accrued liabilities - related party
The components of accrued liabilities - related party on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued dividend	$1,219	$55
Exit Fee (1)	—	3,608
Total accrued liabilities - related party	$1,219	$3,663
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow Scope Improvements. ASU 2025-11 improves the guidance in ASC 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively to any or all prior periods presented in the condensed consolidated financial statements. The Company is currently evaluating the impact of adoption on the Company's condensed consolidated financial statements.
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
As discussed in Note 9 — Commitments and Contingencies, the Company has experienced significant disruption in its business due to a series of unexpected setbacks in the past two years. During 2025, the Company worked with its partners to achieve prior volume levels of revenue but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and raise additional equity through the Equity Reserve Facility and the Committed Equity Facility of $11.7 million through June 30, 2026. Additionally, the Company (1) incurred a net loss of $9.2 million for the six months ended June 30, 2026 including the impact of the disruption described above, (2) reported an accumulated deficit of $36.4 million as of June 30, 2026, (3) reported cash and cash equivalents of $0.5 million and a working capital deficit of $27.5 million as of June 30, 2026, (4) owes its lender $18.8 million (combination of principal, accrued fees, interest and the preferred dividends) as of June 30, 2026, under the 2021 Credit Facility (as defined below) which matures in December 2026, (5) was notified by Nasdaq that it was not in compliance with the minimum stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1) (the "Stockholders' Equity Rule") on April 2, 2026, and has until August 14, 2026 to demonstrate compliance with the Stockholders’ Equity Rule (a request for extension is currently under review by the Panel to extend this deadline), and (6) despite demonstrating compliance with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") on February 12, 2026 and May 21, 2026, remains subject to a discretionary Panel Monitor through February 12, 2027 for the Bid Price Rule. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Committed Equity Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers as well as new enterprise customers accessing the digital advertising market through its recently launched product – Ignition+ allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
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
Note 3 — Long-Term Debt
At June 30, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
2021 Credit Facility (1) (2)	$14,285	$10,285
2021 Credit Facility - Accrued Fees (2)	1,314	1,234
2021 Credit Facility - Accrued Interests (2)	1,938	793
Economic Injury Disaster Loan	147	149
Total debt	17,684	12,461
Less: deferred financing cost (2)	(113)	(63)
Less: debt discount (2) (3)	(92)	(249)
Total debt, net of deferred financing cost and debt discount	17,479	12,149
Less: current portion (2)	(17,335)	(12,003)
Total long-term debt, net of current portion	$144	$146
(1) As of June 30, 2026 and December 31, 2025, amount includes $7.5 million and $3.5 million of amendment closing fees, respectively, pursuant to the Eleventh and Ninth Amendments defined below, respectively, which are due at maturity or prepayment.
(2) These balances are considered related party balances.
(3) The debt discount is composed of the difference between the fair value and the carrying value of the 2021 Credit Facility.

The components of interest expense and related fees for long-term debt is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense – 2021 Credit Facility (1)	$557	$1,125	$1,100	$2,256
Interest expense – Credit Agreement	—	71	—	141
Interest expense – other	9	5	11	9
Amortization of deferred financing cost and debt discount	198	588	216	1,229
Total interest expense and amortization of deferred financing cost and debt discount (premium), net	$764	$1,789	$1,327	$3,635
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

The 2021 Credit Facility contains customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, create certain liens, make certain investments, make certain dividends and other types of distributions, and enter into or undertake certain mergers, consolidations, acquisitions and sales of certain assets and subsidiaries. Current financial covenants as of and subsequent to May 15, 2026 include (1) a minimum unrestricted cash balance of $0.5 million, (2) minimum quarterly consolidated EBITDA of $0.2 million for the fiscal quarter ended June 30, 2026, (3) maximum consolidated total leverage ratio of 3.50 to 1.00 for the quarter ended June 30, 2026 and 3.25 to 1.00 for each quarter thereafter and (4) minimum fixed charge coverage ratio of 1.25 to 1.00 for the quarter ended June 30, 2026 and 1.50 to 1.00 for each quarter thereafter. As of June 30, 2026, the Company was not in compliance with certain financial covenants under the Credit Agreement, as amended, including the minimum cash balance, minimum quarterly EBITDA, maximum consolidated total leverage ratio and minimum fixed charge coverage ratio. The Company has requested a waiver from Lafayette Square pertaining to such non-compliance and is working constructively with Lafayette Square to obtain the waiver.

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

On September 8, 2025, the Company and Lafayette Square entered into the Eighth Amendment (the “Eighth Amendment”) to the 2021 Credit Facility whereby among other things, Lafayette agreed to make a term loan in the principal amount equal to $3.8 million (the “Eighth Amendment Term Loan”) to repay in full the outstanding amounts owed under the Credit Agreement (as defined below). The Eighth Amendment also provided for a $0.1 million interest reserve and a less than $0.1 million amendment fee. The maturity date of the Eighth Amendment Term Loan was October 30, 2025 which was extended to October 30, 2026 on November 10, 2025 and later revised to September 30, 2026 pursuant to the Eleventh Amendment (as described below). The Eighth Amendment was accounted for prospectively as a modification and no gain or loss was recognized. The Company established the new effective interest rate based on the carrying value of the modified debt.

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

At the Company's option, the Company may at any time prepay the outstanding principal balance of the 2021 Credit Facility in whole or in part, without fee, penalty or premium other than the $3.5 million and $4.0 million amendment closing fees due at maturity or prepayment, as defined under the Ninth Amendment and the Eleventh Amendment, respectively. The obligations under the 2021 Credit Facility are secured by senior, first-priority liens on all or substantially all assets of the Company. The Eleventh Amendment was accounted for as a debt extinguishment resulting in a $0.5 million loss on early debt extinguishment in the first quarter of fiscal 2026, primarily related to the write-off of $0.1 million of deferred financing costs and the expensing of $0.4 million of lender fees associated with the Eleventh Amendment. Accrued and unpaid interest was $1.9 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively. Additional deferred financing costs of less than $0.1 million were incurred during the six months ended June 30, 2026 and 2025.

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

On October 15, 2024, with an effective date of June 30, 2024, the Company and EWB entered into the Third Amendment to the Credit Agreement (the “Third EWB Amendment”) which, among other things, (1) provided that the Company make prepayments of the outstanding principal balance of the Credit Agreement of $1.0 million upon execution of the Third EWB Amendment, $1.0 million on or before January 15, 2025 and $2.0 million on or before April 15, 2025, (2) required the Company to file a registration statement with the Securities and Exchange Commission ("SEC") to establish an equity line of credit offering on or before October 31, 2024 and to use commercially reasonable efforts to cause such registration statement to become effective, (3) required the net proceeds of a potential equity line of credit to be applied to the outstanding principal balance under the Credit Agreement in an amount that would cause the ratio of the value of eligible accounts to the aggregate amount of revolving credit advances to be not less than 1.00 to 1.00, (4) required the consent of EWB prior to the ability of the Company to make certain restricted payments, including cash dividends, (5) required the Company to make additional prepayments in the amount by which the outstanding loans under the Credit Agreement exceed the borrowing base between the calendar months ending November 30, 2024 and April 15, 2025 in an amount of $1.0 million, and (6) replaced the financial covenants under the Credit Agreement, effective as of June 30, 2024, with varying threshold levels by quarter for minimum trailing twelve months EBITDA, minimum liquid assets, maximum total funded debt to EBITDA leverage ratio, minimum fixed charge coverage ratio and revolving credit availability. The Third EWB Amendment was accounted for as a modification. In connection with the Third EWB Amendment, fees paid to third parties totaling less than $0.1 million were expensed as incurred.

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
Overall
As of June 30, 2026, future minimum payments related to long-term debt are as follows (in thousands):

Remaining 2026	$17,539
2027	3
2028	3
2029	4
2030	4
Thereafter	131
Total	17,684
Less current portion	(17,335)
Less deferred financing cost	(113)
Less debt discount	(92)
Total long-term debt, net of current portion	$144
Note 4 — Stockholders’ Deficit and Stock-Based Compensation
Stockholders’ Equity
Following the completion of its organizational transactions, DDH LLC’s limited liability company agreement was amended and restated to, among other things, appoint the Company as the sole managing member of DDH LLC and effectuate a recapitalization of all outstanding preferred units and common units into (i) economic nonvoting units of DDH LLC held by the Company and, through their indirect ownership of DDM, the Company's Chairman and Chief Executive Officer and President, and (ii) noneconomic voting units of DDH LLC, 100% of which are held by the Company. During the six months ended June 30, 2025, members of DDM tendered 1,909 of its limited liability company units to the Company in exchange for newly issued shares of Class A Common Stock of the Company on a one-for-one basis. In connection with these exchanges, an equivalent number of the holder’s shares of Class B Common Stock were cancelled. As of June 30, 2026, DDM held 42,160 shares of Class B Common Stock.
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
In connection with the Company’s initial public offering of units (“Units”), each consisting of (i) one share (subject to adjustment for the Company's Reverse Stock Splits) of its Class A Common Stock and (ii) one warrant (subject to adjustment for the Company's Reverse Stock Splits) entitling the holder to purchase one share of its Class A Common Stock at an exercise price of $1,210.00 per share, the Company issued to the underwriters of the offering a unit purchase option to purchase (i) an additional 636 Units at a per Unit exercise price of $1,452.00, which was equal to 120% of the public offering price per Unit sold in the initial public offering, and (ii) underwriter warrants to purchase 95 shares of Class A Common Stock at a per warrant exercise price of $2.64, which was equal to 120% of the public offering price per warrant sold in the offering. At June 30, 2026 and December 31, 2025, 318 Units and 47 underwriter warrants were outstanding.

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
The Roth Purchase Agreement will terminate upon the earliest of the expiration of the 36‑month term, the sale of $50.0 million of shares under the agreement, certain events relating to delisting or bankruptcy, or termination by the Company upon prior written notice without penalty. The Roth Purchase Agreement contains customary representations, warranties, indemnification provisions and conditions. During the six months ended June 30, 2026, the Company sold 38,288 shares of the Company's Class A Common Stock for $0.1 million. Subsequent to June 30, 2026, the Company sold 20,358 shares of the Company's Class A Common Stock for less than $0.1 million.
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

As consideration for New Circle’s irrevocable commitment to purchase shares of the Company’s Class A Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company paid New Circle structuring and legal fees of less than $0.1 million. In addition, the Company issued 285 shares of the Company’s Class A Common Stock to New Circle in October 2024, and an incremental 454 shares of the Company’s Class A Common Stock on October 24, 2025 in connection with the Amendment. The Company sold 108,451 shares of the Company's Class A Common Stock for $7.3 million during the year ended December 31, 2025. During the six months ended June 30, 2026, the Company sold 216,250 shares of the Company's Class A Common Stock for $1.1 million. During the six months ended June 30, 2026, the Company incurred incremental issuance costs, which were recorded to additional paid-in capital.
On April 23, 2026, the Company and New Circle mutually agreed to terminate effective immediately the Equity Reserve Facility in order for the Company to enter into the Committed Equity Facility. The Company did not incur any prepayment fees or penalties as a result of terminating the Equity Reserve Facility.
Series A Convertible Preferred Stock
Pursuant to the terms of the Seventh Amendment and pursuant to authority expressly vested in the Company’s board of directors as set forth in the Company’s Amended and Restated Certificate of Incorporation, on August 8, 2025, the Board authorized and the Company filed the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation") with the Secretary of State of the State of Delaware, which established the Series A Convertible Preferred Stock in the amount of $25.0 million. Pursuant to the terms of the Ninth Amendment, on October 15, 2025, the Company filed the Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the “A&R Certificate of Designation”) with the Secretary of State of the State of Delaware, which amended and restated in its entirety the Certificate of Designation and established an additional $10.0 million of Series A Convertible Preferred Stock. The A&R Certificate of Designation sets forth the rights, preferences, powers, restrictions and limitations of the Series A Convertible Preferred Stock. Capitalized terms not otherwise defined in this item shall have the meanings given to such terms in the A&R Certificate of Designation. The Series A Convertible Preferred Stock is not redeemable outside of the Company’s control and is therefore classified in permanent equity as of June 30, 2026 and December 31, 2025.
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
During the year ended December 31, 2025, Lafayette Square exchanged 7,923 shares of Series A Convertible Preferred Stock for 136,364 shares of Class A Common Stock pursuant to the Tenth Amendment to the 2021 Credit Facility. As of June 30, 2026, the amount of cumulative preferred dividends in arrears totaled $2.5 million representing $92.72 per preferred share of which $1.2 million was recorded as accrued liabilities in the condensed consolidated balance sheets.
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
Continuation Capital Settlement Agreement
On November 20, 2025, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Continuation Capital, Inc. (“Continuation Capital”), pursuant to which we agreed to issue up to 227,272 shares of Class A Common Stock (the “Exchange Shares”) in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned to Continuation Capital in the amount of $3 million. The Exchange Shares will be sold to Continuation Capital at a price of 76% of the lower of (a) the volume weighted average sale price of the Class A Common Stock on Nasdaq during the “Valuation Period,” which is the five day trading period, inclusive of the day of the share request under the Settlement Agreement, which will be extended as necessary to account for multiple tranches of issuances or (b) the average of the four lowest of the most recent five closing prices during the Valuation Period, as defined in the Settlement Agreement. Additionally, as partial consideration for the entry into the Settlement Agreement, the Company paid Continuation Capital a settlement fee of 431 shares of Class A Common Stock. The Settlement Agreement was approved on November 21, 2025 by a court following a hearing held on that same date, in which the court determined that Settlement Agreement is fair to Continuation Capital. Accordingly, the issuance of securities under the Settlement Agreement will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereunder. For the six months ended June 30, 2026, $0.8 million has been paid to third party vendors and 152,041 shares have been issued pursuant to the Settlement Agreement. From the date the Settlement Agreement was executed through June 30, 2026, $1.5 million has been paid to third party vendors and 204,332 shares have been issued pursuant to the Settlement Agreement. The Company recognized a loss on settlement of accounts payable for the six months ended June 30, 2026 of $1.2 million for the difference between the value of the shares issued and the value of the liabilities settled. Because of the difference in stock price on the day shares were issued and the pricing mechanism based on the five trading days prior to the share request, the loss was different than the discount established under the Settlement Agreement.
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
Stock-Based Compensation Plans
In connection with the initial public offering, the Company adopted the 2022 Omnibus Incentive Plan (“2022 Omnibus Plan”) to facilitate the grant of equity awards to the Company’s employees, consultants and non-employee directors. The Company’s board of directors reserved 15,909 shares of Class A Common Stock for issuance in equity awards under the 2022 Omnibus Plan. On June 9, 2025, December 30, 2025 and July 31, 2026, the Company's stockholders approved amendments to the 2022 Omnibus Plan to increase the number of shares issuable by 18,181 shares, 40,909 shares and 1,200,000 shares, respectively. Information on activity for both the stock options and RSUs is detailed below. As of June 30, 2026 and the date of this report, there were 4,698 and 1,204,698 shares, respectively, available for grant under the 2022 Omnibus Plan.
During the six months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.7 million, respectively, of total stock-based compensation expense in the condensed consolidated statements of operations in compensation, taxes and benefits.
Stock Options
Options to purchase shares of common stock vest annually on the grant date anniversary over vesting periods of one to three years and expire 10 years following the date of grant. The following table summarizes the stock option activity under the 2022 Omnibus Plan during the six months ended June 30, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	4,074	$337.58	8.27	$—
Granted	59,938	$3.32	—	$—
Exercised	—	$—	—	$—
Forfeited and expired	(432)	$76.04	—	$—
Outstanding at June 30, 2026	63,580	$24.28	9.61	$—
Vested and exercisable at June 30, 2026	2,971	$403.84	7.50	$—
The total fair value of options vested during the six months ended June 30, 2026 was $0.1 million. As of June 30, 2026, unrecognized stock-based compensation of $0.3 million was related to 60,609 of unvested stock options which will be recognized on a straight-line basis over a weighted-average vesting period of 2.72 years.

Restricted Stock Units
RSUs generally vest annually on the grant date anniversary over vesting periods of one to three years. A summary of RSU activity during the six months ended June 30, 2026 and related information is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested - December 31, 2025	4,301	$247.21
Granted	—	$—
Vested	(3,171)	$279.13
Forfeited	(76)	$375.71
Unvested - June 30, 2026	1,054	$183.76
The majority of vested RSUs were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes. The total shares withheld were 1,030 (including 323 sold as of June 30, 2026) and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. As of June 30, 2026, there was unrecognized stock-based compensation of $0.1 million related to unvested RSUs which will be recognized on a straight-line basis over a weighted average period of 1.63 years.
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
The TRA liability is calculated by determining the tax basis subject to the TRA (“tax basis”) and applying a blended tax rate to the basis differences and calculating the resulting impact. The blended tax rate consists of the U.S. federal income tax rate and assumed combined state and local income tax rate driven by the apportionment factors applicable to each state. Any taxable income or loss generated by the Company will be allocated to TRA Holders in accordance with the LLC Agreement and the TRA, and distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations will be made. Pursuant to the Company’s election under Section 754 of the Code in 2022, the Company expects to obtain an increase in its share of the tax basis in the net assets of DDH LLC when LLC interests are redeemed or exchanged by the members of DDH LLC. During the six months ended June 30, 2025, members of DDM exchanged 1,909 Class B shares into Class A shares. During the six months ended June 30, 2026, no shares were exchanged.
The Company has recorded a liability related to the tax receivable agreement of $0 as of June 30, 2026 and less than $0.1 million as of December 31, 2025. The Company has recorded a deferred tax asset of $0 as of June 30, 2026 and December 31, 2025 which is net of a valuation allowance. No TRA payments were made during the six months ended June 30, 2026 and 2025. The payments under the TRA will not be conditional on holder of rights under the TRA having a continued ownership interest in either DDH LLC or the Company. The Company may elect to defer payments due under the TRA if the Company does not have available cash to satisfy its payment obligations under the TRA. Any such deferred payments under the TRA generally will accrue interest from the due date for such payment until the payment date. The Company accounts for any amounts payable under the TRA in accordance with ASC Topic 450, Contingencies, and recognizes subsequent period changes to the measurement of the liability from the TRA in the condensed consolidated statement of operations as a component of income before taxes. For the three and six months ended June 30, 2026, less than $0.1 million was recognized as income due to derecognition of the TRA liability in other income (expense).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$—	$—	$—	$—
Effective income tax rate	—%	—%	—%	—%
The effective tax rates were different from the statutory rates for the six months ended June 30, 2026 and 2025 primarily due to the Company’s partnership loss that is not subject to federal and state taxes and recording a valuation allowance against deferred taxes. The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. In the normal course of business, the Company can be examined by various tax authorities, including the Internal Revenue Service in the United States. There are currently no federal or state audits in process. The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Federal and various states returns for the years ended December 2024 and 2023 remain open as of June 30, 2026. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.
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
Note 6 — Related Party Transactions
Accounts Payable - Related Party
From time to time, DDM’s members advance funds to the Company to support operating cash requirements and working capital needs. During the six months ended June 30, 2026, DDM members advanced an aggregate of $0.5 million to the Company and received repayments of $0. As of June 30, 2026 and December 31, 2025, the outstanding balance recorded as accounts payable - related party was $0.5 million and $0, respectively. The advances do not bear interest, are unsecured and are payable upon demand. Management has concluded that the advances represent short-term related-party financing arrangements and has classified the outstanding balance as a current liability in the accompanying condensed consolidated balance sheet.
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
The aggregate balance of tax receivable liabilities as of June 30, 2026 and December 31, 2025, is as follows (in thousands):

	June 30, 2026	December 31, 2025
Liability related to tax receivable agreement
Short term	$—	$41
Total liability related to tax receivable agreement	$—	$41
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Class A shareholders and Series A preferred stockholders	$(3,395)	$(2,249)	$(8,645)	$(4,604)
Less: Series A preferred stockholders cumulative dividends	706	—	1,388	—
Net loss allocated to Class A shareholders	$(4,101)	$(2,249)	$(10,033)	$(4,604)

Weighted average common shares outstanding - basic and diluted	709	45	643	38
Net loss per common share, basic and diluted	$(5.78)	$(49.79)	$(15.62)	$(121.69)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series A convertible preferred stock	53	—	53	—
Class B Common Stock	42	49	42	49
Options to purchase common stock	64	4	36	3
Restricted stock units	2	4	2	3
Total excludable from net loss per share attributable to common stockholders - diluted	161	57	133	55
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s customers paused its connection to the Company while the allegations were investigated. This customer reconnected with the Company on May 22, 2024 and volumes had resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's business. During 2025, the Company worked with its partners to achieve prior volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant time to amend their counterclaim, which the defendant chose not to amend. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of

Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief which was due to the court on November 3, 2025. The Company filed a response brief on January 2, 2026. The lead plaintiff filed a reply brief on February 6, 2026. On August 6, 2026, the parties presented oral arguments and are now awaiting a decision from the Fifth Circuit. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
Contingent Liability for Exit Fee
As further described in Note 3 — Long-Term Debt, the Seventh Amendment, Ninth Amendment and Tenth Amendment established an Exit Fee of up to $35.0 million due to Lafayette Square upon the redemption in full of the Series A Convertible Preferred Stock with reductions in the amount of the Exit Fee outstanding for any amounts of the Series A Convertible Preferred Stock redeemed, converted or exchanged. Since it was established, the Exit Fee has been reduced by (1) $4.3 million for proceeds received by Lafayette upon exchanges pursuant to the Tenth Amendment during the year ended December 31, 2025 and (2) $3.6 million for the loss on Exit Fee recognized during the year ended December 31, 2025 for the difference between the face value of the Series A Convertible Preferred Stock exchanged and the proceeds received by Lafayette upon the exchange. As of June 30, 2026, the maximum potential amount of the Exit Fee that could be payable is $27.1 million.
The timing and occurrence of a full redemption are uncertain and may be indefinite. Accordingly, management has concluded that payment of the maximum potential amount of the Exit Fee as of June 30, 2026 is not probable as of the reporting date and that the ultimate amount of any such payment cannot be reasonably estimated. As a result, no additional liability has been recorded in the accompanying condensed consolidated financial statements. The Company will reassess the likelihood and amount of any Exit Fee obligation in future periods as facts and circumstances change.
Continuation Capital Settlement Agreement
As described in Note 4 — Stockholders’ Deficit and Stock-Based Compensation, on November 20, 2025, the Company entered into the Settlement Agreement with Continuation Capital, pursuant to which we agreed to issue the Exchange Shares in exchange for the release of certain claims held by Continuation Capital related to third party vendor payables separately assigned by the Company to Continuation Capital in the amount of $3 million. For the six months ended June 30, 2026, $0.8 million has been paid to third party vendors and 152,041 shares have been issued pursuant to the Settlement Agreement. From the date the Settlement Agreement was executed through June 30, 2026, $1.5 million has been paid to third party vendors and 204,332 shares have been issued pursuant to the Settlement Agreement.
Operating Leases
During the six months ended June 30, 2026 and 2025, the Company incurred fixed rent expense associated with operating leases for real estate of $0.1 million. The Company did not have any finance leases, short-term leases nor variable leases over this time period. During the three and six months ended June 30, 2026 and 2025, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$69	$67	$138	$132
Non-cash changes to the operating lease ROU assets and operating lease liabilities:
Additions and modifications to ROU asset obtained from new operating liabilities	$—	$—	$—	$52

The weighted-average remaining lease term and discount rate for the Company’s operating leases is 3.2 years and 8.3%, respectively, as of June 30, 2026. The weighted-average remaining lease term and discount rate for the Company's operating leases is 4.1 years and 8.3%, respectively, as of June 30, 2025.
The future payments due under operating leases as of June 30, 2026 are as follows (in thousands):

2026	$141
2027	282
2028	180
2029	184
2030	31
Thereafter	—
Total undiscounted lease payments	818
Less effects of discounting	(96)
Less current lease liability	(232)
Total operating lease liability, net of current portion	$490
Note 10 — Property, Equipment and Software, net
Property, equipment and software, net consists of the following (in thousands):

	Useful Life (Years)	June 30, 2026	December 31, 2025
Furniture and fixtures	5	$153	$153
Computer equipment	3	20	20
Leasehold improvements	15	66	66
Capitalized software	3	751	751
Property, equipment and software, gross		990	990
Less: accumulated depreciation and amortization		(891)	(824)
Total property, equipment and software, net		$99	$166
The following table summarizes depreciation and amortization expense related to property, equipment and software by line item for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$—	$42	$—	$84
General and administrative	34	35	67	61
Total depreciation and amortization	$34	$77	$67	$145
Note 11 — Intangible Assets, net
The Company records amortization expense on a straight-line basis over the life of the identifiable intangible assets related to an acquisition in September 2020. For the six months ended June 30, 2026 and 2025, amortization expense of $0.8 million and $1.0 million was recognized. As of June 30, 2026 and December 31, 2025, intangible assets net of accumulated amortization was $7.0 million and $7.9 million, respectively.

As of June 30, 2026, intangible assets and the related accumulated amortization, weighted-average remaining life and future amortization expense are as follows (in thousands):

	June 30, 2026
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	4.3	$13,028	$(7,491)	$5,537
Trademarks and tradenames	4.3	3,501	(2,013)	1,488
Total intangible assets, net		$16,529	$(9,504)	$7,025

	December 31, 2025
	Weighted-Average	Original	Accumulated	Net
	Remaining Life (Years)	Amount	Amortization	Total
Customer Lists	4.8	$13,028	$(6,839)	$6,189
Trademarks and tradenames	4.8	3,501	(1,838)	1,663
Total intangible assets, net		$16,529	$(8,677)	$7,852

Total
2026	$826
2027	1,653
2028	1,653
2029	1,653
2030	1,240
Total future amortization expense	$7,025

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

Direct Digital Holdings, Inc. owns 100% of the voting interest in DDH LLC and as of June 30, 2026, DDH owns 94.6% of the economic interest in DDH LLC. DDH LLC was formed on June 21, 2018 and acquired by the Company on

February 15, 2022 in connection with its organizational transactions. DDH LLC’s wholly-owned subsidiaries are as follows:

Subsidiary	Date of Formation	Date of Acquisition
Colossus Media, LLC	September 8, 2017	June 21, 2018
Orange142, LLC	March 6, 2013	September 30, 2020
Huddled Masses, LLC	November 13, 2012	June 21, 2018
The Company provides technology-enabled advertising solutions and consulting services to clients either through multiple leading demand side platforms (“DSPs”) or through its own programmatic platform (Colossus SSP), across multiple industry verticals such as travel and tourism, higher education, energy, healthcare, financial services, consumer products and other sectors with particular emphasis on small and mid-sized businesses transitioning into digital with growing digital media budgets. In the digital advertising space, buyers, particularly small and mid-sized businesses, can potentially achieve significantly higher ROI on their advertising spend compared to traditional media advertising by leveraging data-driven over-the-top/connected TV ("OTT/CTV"), video and display, in-app, native including programmatic, search, social, influencer marketing and audio advertisements that are delivered both at scale and on a highly targeted basis.
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) for purpose of assessing performance and allocating resources. Our CODM is our Chairman and Chief Executive Officer. Revenues and operating income (loss) are used by our CODM to assess performance of our operating segment and allocate resources. We operate in one reportable segment - digital advertising. All our revenues are attributable to the United States.

All share and per share amounts of our common stock listed in this Quarterly Report on Form 10-Q have been adjusted to give effect to our 55-to-1 reverse stock split and 4-to-1 reverse stock split effective on January 12, 2026 and April 27, 2026, respectively.
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
On April 2, 2026, we received a Staff Delisting Determination Letter from Nasdaq, notifying us that we were once again not in compliance with the Stockholders’ Equity Rule, nor were we in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, in two of the three most recently completed fiscal years. Our failure to comply with the Stockholders’ Equity Rule was based on the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, reporting a stockholders’ deficit of ($7.0 million). We requested a hearing before the Panel, which was granted and was held on May 12, 2026. The hearing request automatically stayed any suspension or delisting action at least pending the hearing and the expiration of any additional extension period that may be granted by the Panel following the hearing. On May 21, 2026, the Company received a Compliance Notice from Nasdaq, notifying the Company that its request for additional time through August 14, 2026 to demonstrate compliance with the Stockholders’ Equity Rule was granted. The Company has provided an update to the Panel as to the Company’s progress toward demonstrating compliance with the Stockholders’ Equity Rule and requested additional time to demonstrate compliance past August 14, 2026. We are awaiting the Panel’s response to our request for an additional extension period to comply with the Stockholders’ Equity Rule.
On April 23, 2026, we received an Additional Staff Delisting Determination Letter from Nasdaq, notifying us that we were not in compliance with the Bid Price Rule based on our closing bid price being lower than $1.00 per share for thirty (30) consecutive business days. We implemented a 4-to-1 reverse stock split effective April 27, 2026, in order to regain compliance with the Bid Price Rule. On May 21, 2026, the Company received a Compliance Notice from Nasdaq, notifying the Company that it had evidenced compliance with the Bid Price Rule, due to the closing bid price for our Class A Common Stock having closed at or above $1.00 per share for over 20 consecutive business days.
We intend to take all reasonable measures available to regain compliance with the Stockholders’ Equity Rule and remain listed on Nasdaq. The Company’s noncompliance has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which will continue to trade on The Nasdaq Capital Market under the symbol “DRCT.” See “Risk Factors” in Item 1A herein.
Committed Equity Facility.
On April 28, 2026, the Company entered into a Common Stock Purchase Agreement (the “Roth Purchase Agreement” and the facility as a whole, the "Committed Equity Facility") with Roth Principal Investments, LLC (“Roth”). Pursuant to the Roth Purchase Agreement, the Company has the right, but not the obligation, to sell to Roth up to $50.0 million of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”). The per‑share purchase price for shares sold under the Roth Purchase Agreement will be based on the volume‑weighted average trading price of the Class A Common Stock during the applicable valuation period, less a fixed discount at an effective rate of 7.4% (after giving effect to the reimbursement of our expenses in connection with each purchase pursuant to a letter agreement with Roth dated May 18, 2026). The Company sold 38,288 shares of the Company's Class A Common Stock for $0.1 million during the six months ended June 30, 2026.
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
New Customer Acquisitions
Our customers consist of purchasers of programmatic advertising inventory (ad space). We serve the needs of about 190 small and mid-sized clients, consisting of advertising space buyers, including small and mid-sized companies, large advertising holding companies (which may manage several agencies), independent advertising agencies and mid-market advertising service organizations. We serve a variety of customers across multiple industries including travel/tourism (including DMOs), education, energy, consumer packaged goods, healthcare, financial services and other industries.
We are focused on increasing the number of customers that use our advertising businesses as their advertising partner. Our long-term growth and results of operations will depend on our ability to attract more customers, including DMOs, educational institutions and energy companies across multiple geographies.

Expand Sales to Existing Customers
Our customers understand the independent nature of our platform and relentless focus on driving results based on return on investment (“ROI”). Our value proposition is complete alignment across our entire digital supply platform beginning with the first dollar in and last dollar out. We are technology and media agnostic, and we believe our clients trust us to provide the best opportunity for success of their brands and businesses. As a result, our clients have been loyal, with approximately 80% client retention amongst the clients that represent approximately 80% of our revenue during the six months ended June 30, 2026. In addition, we cultivate client relationships through our pipeline of managed and moderate serve clients that conduct campaigns through our platform. The managed services delivery model allows us to combine our technology with a highly personalized offering to strategically design and manage advertising campaigns.
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
Increased Adoption of Digital Advertising by Small- and Mid-Sized Companies
Only recently have small and mid-sized businesses begun to leverage the power of digital media in meaningful ways, as emerging technologies have enabled advertising across multiple channels in a highly localized nature. Campaign efficiencies yielding measurable results and higher advertising ROI, as well as the needs driven by global economic and supply chain challenges, have prompted these companies to begin utilizing digital advertising on an accelerated pace. We believe this market is rapidly expanding, and that small-to-mid-sized advertisers will continue to increase their digital spend.
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
Derecognition of tax receivable agreement liability. The Company derecognized its tax receivable agreement liability during the six months ended June 30, 2026.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following tables set forth our condensed consolidated results of operations for the periods presented (in thousands). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenues	$7,832	$10,144	$(2,312)	(23)%	$14,512	$18,301	$(3,789)	(21)%
Cost of revenues	$5,169	$6,583	(1,414)	(21)%	9,587	12,347	(2,760)	(22)%
Gross profit	2,663	3,561	(898)	(25)%	4,925	5,954	(1,029)	(17)%

Operating expenses	5,591	5,987	(396)	(7)%	11,104	12,304	(1,200)	(10)%
Loss from operations	(2,928)	(2,426)	(502)	(21)%	(6,179)	(6,350)	171	3%
Other expense, net	(661)	(1,770)	1,109	(63)%	(2,981)	(3,786)	805	(21)%
Loss before income taxes	(3,589)	(4,196)	607	14%	(9,160)	(10,136)	976	10%
Income tax expense	—	—	—	—%	—	—	—	—%
Net loss	$(3,589)	$(4,196)	$607	14%	$(9,160)	$(10,136)	$976	10%
Adjusted EBITDA (1)	$(2,335)	$(1,452)	$(883)	(61)%	$(4,949)	$(4,476)	$(473)	(11)%

_______________________________________________________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income see “ – Non-GAAP Financial Measures.”
Revenues
Our revenues of $7.8 million for the three months ended June 30, 2026 decreased by $2.3 million, or 23%, from $10.1 million for the three months ended June 30, 2025. The decrease in revenue was due primarily to a $2.5 million decrease in spending from DSP customers and a $0.4 million decrease from customers no longer actively purchasing from the Company, partially offset by net growth from new and existing customers of $0.6 million primarily due to growth from customers in new verticals added in 2025.
Our revenues of $14.5 million for the six months ended June 30, 2026 decreased by $3.8 million, or 21%, from $18.3 million for the six months ended June 30, 2025. The decrease in revenue was due primarily to a $4.5 million decrease in spending from DSP customers and a $0.8 million decrease from customers no longer actively purchasing from the

Company, partially offset by net growth from new and existing customers of $1.5 million primarily due to growth from customers in new verticals added in 2025.
Cost of revenues
Cost of revenues of $5.2 million (66% of revenue) for the three months ended June 30, 2026 decreased by $1.4 million, or 21% from $6.6 million (65% of revenue) for the three months ended June 30, 2025. The decrease in costs was primarily due to the related decrease in revenue, but was also impacted by a reduction of fixed costs of revenue resulting from ongoing cost savings initiatives. Fixed cost of revenues for the three months ended June 30, 2026 of $0.3 million decreased by $0.6 million, or 69%, from fixed cost of revenues of $0.9 million for the same period in 2025.
Cost of revenues of $9.6 million (66% of revenue) for the six months ended June 30, 2026 decreased by $2.8 million, or 22% from $12.3 million (67% of revenue) for the six months ended June 30, 2025. The decrease in costs was primarily due to the related decrease in revenue, but was also impacted by a reduction of fixed costs of revenue resulting from ongoing cost savings initiatives. Fixed cost of revenues for the six months ended June 30, 2026 of $0.7 million decreased by $1.1 million, or 61%, from fixed cost of revenues of $1.8 million for the same period in 2025.
Gross profit
Gross profit was $2.7 million, or 34% of revenue, for the three months ended June 30, 2026, compared to $3.6 million, or 35% of revenue, for the same period in 2025, reflecting a decrease of $0.9 million, or 25%. The change in gross profit margin percentage for the three months ended June 30, 2026 is attributable to changes in customer mix, including increased revenue from customers and service offerings with lower gross margin characteristics partially offset by a reduction in fixed costs. While these relationships contributed to near-term margin compression, they supported the Company’s objectives of customer retention, revenue diversification and sustainable long-term growth.
Gross profit was $4.9 million, or 34% of revenue, for the six months ended June 30, 2026, compared to $6.0 million, or 33% of revenue, for the same period in 2025, reflecting a decrease of $1.0 million, or 17%. The change in gross profit margin percentage for the six months ended June 30, 2026 is attributable to a reduction in fixed costs partially offset by the changes in customer mix that also impacted the three months ended June 30, 2026.
Operating expenses
The following table sets forth the components of operating expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Compensation, taxes and benefits	$3,215	$3,639	$(424)	(12)%	$6,236	$7,303	$(1,067)	(15)%
General and administrative	2,376	2,348	28	1%	4,868	5,001	(133)	(3)%
Total operating expenses	$5,591	$5,987	$(396)	(7)%	$11,104	$12,304	$(1,200)	(10)%
Compensation, taxes and benefits
Compensation, taxes and benefits of $3.2 million decreased by $0.4 million, or 12%, for the three months ended June 30, 2026 from $3.6 million for the same period in 2025. The decrease in the three months ended June 30, 2026 compared to the prior year is primarily due to lower payroll costs due to continued cost management efforts, including workforce optimization and a pause on hiring, which have reduced recurring operating expenses in the current period.
Compensation, taxes and benefits of $6.2 million decreased by $1.1 million, or 15%, for the six months ended June 30, 2026 from $7.3 million for the same period in 2025. The decrease in the six months ended June 30, 2026 compared to the prior year is primarily due to lower payroll costs due to continued cost management efforts, including workforce optimization and a pause on hiring, which have reduced recurring operating expenses in the current period.
General and administrative expense
General and administrative (“G&A”) expenses of $2.4 million for the three months ended June 30, 2026 were consistent with the same period in 2025. G&A expenses as a percentage of revenue were 30% and 23% for the three months ended June 30, 2026 and 2025, respectively, with the change in percentages primarily due to a decrease in revenues.

General and administrative expenses of $4.9 million for the six months ended June 30, 2026 decreased by $0.1 million from the same period in 2025. G&A expenses as a percentage of revenue were 34% and 27% for the six months ended June 30, 2026 and 2025, respectively, with the change in percentages primarily due to a decrease in revenues. The overall decrease in G&A expenses was primarily due to lower sales and marketing expenses and travel expenses due to ongoing cost savings measures.
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
Other expense, net
The following table sets forth the components of other expense, net for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Interest expense and amortization of deferred financing cost and debt discount (premium), net	$(764)	$(1,789)	$1,025	(57)%	$(1,327)	$(3,635)	$2,308	(63)%
Loss on settlement of accounts payable	—	—	—	nm	(1,247)	—	(1,247)	nm
Loss on debt extinguishment	—	—	—	nm	(517)	—	(517)	nm
Expenses for Equity Reserve Facility	—	—	—	nm	—	(198)	198	nm
Derecognition of tax receivable agreement liability	41	—	41	nm	41	—	41	nm
Other income	62	19	43	226%	69	47	22	47%
Total other expense, net	$(661)	$(1,770)	$1,109	(63)%	$(2,981)	$(3,786)	$805	(21)%
nm – not meaningful
Total other expense, net for the three months ended June 30, 2026 and 2025 includes $0.8 million and $1.8 million, respectively, of interest expense. Interest expense decreased by $1.0 million compared to the prior period primarily due to the reduction of outstanding debt resulting from the conversion of debt to preferred stock in the second half of 2025.
Total other expense, net for the six months ended June 30, 2026 and 2025 includes $1.3 million and $3.6 million, respectively, of interest expense. Interest expense decreased by $2.3 million compared to the prior period primarily due to the reduction of outstanding debt resulting from the conversion of debt to preferred stock in the second half of 2025. Total other expense, net for the six months ended June 30, 2026 also includes $1.2 million for the loss on settlement of accounts payable associated with the issuance of common stock through the Continuation Capital program that the Company initiated in 2025 and $0.5 million for loss on debt extinguishment associated with the Eleventh Amendment to the Company's long term debt agreement.
Liquidity and Capital Resources
Going Concern
As discussed in Note 9 — Commitments and Contingencies in our condensed consolidated financial statements, the Company has experienced significant disruption in its business due to a series of unexpected setbacks in the past two years. During 2025, the Company worked with its partners to achieve prior volume levels of revenue but was unable to achieve historical volumes. Despite these challenges, the Company was able to reduce expenses, pay off the matured Credit Agreement with a term loan from Lafayette Square (see Note 3 — Long-Term Debt), convert existing debt of $35.0 million to Series A Convertible Preferred Stock and raise additional equity through the Equity Reserve Facility and the Committed Equity Facility of $11.7 million through June 30, 2026. Additionally, the Company (1) incurred a net loss of $9.2 million for the six months ended June 30, 2026 including the impact of the disruption described above, (2) reported an accumulated deficit of $36.4 million as of June 30, 2026, (3) reported cash and cash equivalents of $0.5 million and a working capital deficit of $27.5 million as of June 30, 2026, (4) owes its lender $18.8 million (combination of principal, accrued fees, interest and the preferred dividends) as of June 30, 2026, under the 2021 Credit Facility (as defined below) which matures in December 2026, (5) was notified by Nasdaq that it was not in compliance with the Stockholders' Equity Rule on April 2, 2026, and has until August 14, 2026 to demonstrate compliance with the Stockholders' Equity Rule (a request for extension is currently under review by the Panel to extend this deadline), and (6) despite demonstrating compliance with the Bid Price Rule on February 12, 2026 and May 21, 2026, remains subject to a discretionary Panel Monitor through February 12, 2027 for the Bid Price Rule. These factors raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.
The Company anticipates sources of liquidity to include cash on hand, cash flow from operations, cash generated from its sales under the Company's Committed Equity Facility and cash generated from other potential sales of equity and/or debt securities and has taken several actions to address liquidity and performance concerns. Such plans include (1) a shift in focus to driving intentional digital marketing spend with current and future customers as well as new enterprise customers accessing the digital advertising market through Ignition+, launched in March 2026 allowing for further growth and a return to profitability and (2) refinancing the 2021 Credit Facility by raising additional funds in a registered or private offering. There can be no assurance that the Company’s actions will be successful or that additional financing will be available when needed or on acceptable terms.
Sources of Liquidity
The following table summarizes our cash and cash equivalents, and working capital deficit on June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$520	$728
Working capital deficit	$(27,489)	$(21,681)

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

Historical Cash Flows:
The following table sets forth our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(1,934)	$(5,398)
Net cash used in investing activities	—	(38)
Net cash provided by financing activities	1,726	5,584
Net (decrease) increase in cash and cash equivalents	$(208)	$148
Our cash and cash equivalents at June 30, 2026 were held for working capital and general corporate purposes. Cash and cash equivalents as of June 30, 2026 and December 31, 2025 were relatively unchanged with operating cash shortfalls offset by proceeds from issuance of shares under the Equity Reserve Facility and the Committed Equity Facility.
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

For the six months ended June 30, 2026, net cash flows used in operating activities were $1.9 million and consisted of net loss of $9.2 million, offset by $4.3 million in adjustments for non-cash and non-operating items and $2.9 million of cash inflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of loss on settlement of accounts payable of $1.2 million, depreciation and amortization expense of $1.2 million, interest paid in kind of $1.1 million, loss on debt extinguishment of $0.5 million, and stock-based compensation expense of $0.3 million. The $2.9 million increase in cash resulting from changes in working capital primarily consisted of a $2.7 million increase in accounts payable and accrued liabilities. The increase in accounts payable is mainly due to the timing of payments to vendors.

For the six months ended June 30, 2025, net cash flows used in operating activities were $5.4 million and consisted of net loss of $10.1 million, offset by $5.0 million in adjustments for non-cash and non-operating items and $0.3 million of cash outflows from working capital. Adjustments for non-cash and non-operating items mainly consisted of depreciation and amortization expense of $4.1 million, stock-based compensation expense of $0.7 million and expenses for the equity reserve facility of $0.2 million. The $0.3 million decrease in cash resulting from changes in working capital primarily consisted of a $1.5 million decrease in accounts payable and a $0.8 million increase in prepaid expenses and other assets, partially offset by a $1.1 million decrease in accounts receivable and a $1.0 million increase in accrued expenses such as payroll and payroll related expenses. The decrease in accounts payable and accounts receivable is mainly due to the seasonal decrease in revenue in the first half of the year compared to the second half of the prior year.
Investing Activities
Our investing activities to date have consisted primarily of purchases of software, office furniture and leasehold improvements. For the six months ended June 30, 2026, there were no investing activities. For the six months ended June 30, 2025, net cash flows used in investing activities of less than $0.1 million were primarily related to office furniture and leasehold improvements.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $1.7 million mainly resulting from $1.2 million of proceeds from issuance of Class A Common Stock under the Equity Reserve Facility and the Committed Equity Facility as well as $0.5 million advances from related party.

For the six months ended June 30, 2025, net cash provided by financing activities was $5.6 million mainly resulting from $5.9 million of proceeds issuance of Class A Common Stock under the Equity Reserve Facility partially offset by $0.2 million for payment of expenses for the Equity Reserve Facility.

Contractual Obligations and Future Cash Requirements

As of June 30, 2026, our principal contractual obligations expected to give rise to material cash requirements consist of the 2021 Credit Facility and non-cancelable leases for our various facilities. We anticipate that the future minimum payments related to our current indebtedness over the next five years will be $17.5 million in the remainder of 2026, less than $0.1 million in each of 2027, 2028, and 2029, and $0.1 million thereafter, assuming we do not refinance our indebtedness or enter into a new credit facility. The leases will require minimum payments of $0.1 million in the remainder of 2026, $0.3 million in 2027, $0.2 million in 2028, $0.2 million in 2029 and less than $0.1 million in 2030. As of June 30, 2026, we had cash and cash equivalents of $0.5 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that earnings before interest, taxes, depreciation and amortization, as adjusted for stock-based compensation, derecognition of tax receivable agreement liability, expenses for the Equity Reserve Facility, loss on settlement of accounts payable and loss on debt extinguishment (“Adjusted EBITDA”), a non-GAAP measure, is useful in evaluating our operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,589)	$(4,196)	$(9,160)	$(10,136)
Add back (deduct):
Interest expense and amortization of deferred financing cost and debt discount (premium), net	764	1,789	1,327	3,635
Loss on settlement of accounts payable	—	—	1,247	—
Loss on debt extinguishment	—	—	517	—
Derecognition of tax receivable agreement liability	(41)	—	(41)	—
Amortization of intangible assets	413	489	827	977
Stock-based compensation	84	389	267	705
Depreciation and amortization of property, equipment and software	34	77	67	145
Expenses for Equity Reserve Facility	—	—	—	198
Adjusted EBITDA	$(2,335)	$(1,452)	$(4,949)	$(4,476)

In addition to operating income and net income, we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization, interest expense, provision for income taxes, stock-based compensation, and certain one-time items such as acquisition transaction costs, derecognition of tax receivable agreement liability, losses from financing activities and costs for the Equity Reserve Facility that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2026 pursuant to the Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. Based on this Evaluation, due to the material weakness described below, the CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of June 30, 2026.
Material Weakness
We identified previously a material weakness in our controls over the technical evaluation of accounting matters that existed as of December 31, 2023, 2024 and 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively related to the technical evaluation of accounting matters. As previously reported, the Company identified certain prior year accounting errors. There were no material misstatements as a result of this material weakness; however, it could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of June 30, 2026.
Management’s Plan to Remediate the Previously Reported Material Weakness
Management has implemented remediation steps to address the material weakness and to improve our internal controls. Specifically, in late 2023, the Company engaged consultants to assist with identifying and testing the design of controls over business processes. The first phase of the project was completed in the first quarter of 2024 and continued through the remainder of 2024. The second phase of the project, which consists of strengthening and enhancing its internal controls over the evaluation of technical accounting matters, including hiring additional qualified accounting personnel and enhancing controls related to assessment and documentation of technical accounting matters started in 2024 and is still in progress to this date. As a result, the Company’s management concluded that the material weakness related to the technical evaluation of accounting matters was not fully remediated as of June 30, 2026. The Company will continue the engagement with outside consultants to review the revised control processes and procedures.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in internal controls over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls system over financial reporting.
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
On May 10, 2024, the Company was the subject of a defamatory article / blog post. In connection with this post, one of the Company’s customers paused its connection to the Company while the allegations were investigated. This customer reconnected with the Company on May 22, 2024 and volumes had resumed but not yet at the levels experienced prior to the pause in May 2024 which has created a significant disruption in the Company's business. During 2025, the Company worked with its partners to achieve prior volume levels but was unable to achieve historical volumes for the year. In May 2024, the Company, as plaintiff, filed a lawsuit against the author of the defamatory article. On March 5, 2025, the United States District Court for the District of Maryland denied the defendant’s motion to dismiss in its entirety. On March 9, 2026, the Court granted the Company's motion to dismiss counterclaims but granted the defendant time to amend their counterclaim, which the defendant chose not to amend. The Company will continue to vigorously pursue its claims and rights and any defenses against counterclaims. The Company cannot make any predictions about the final outcome of this litigation matter or the timing thereof.
On May 23, 2024, an alleged stockholder, purportedly on behalf of the persons or entities who purchased or acquired publicly traded securities of the Company between April 2023 and March 2024, filed a putative class action against the Company, certain of our officers and directors, and other defendants in the U.S. District Court for the Southern District of Texas, alleging violations of federal securities laws related to alleged false or misleading disclosures made by the Company in its public filings. On July 9, 2024, another alleged stockholder filed a similar securities class action against the Company, certain of our officers and directors, also in the Southern District of Texas. The two actions have been consolidated. Each of these complaints seeks unspecified damages, plus costs, fees, and attorneys’ fees. On August 7, 2025, the district court granted the Company's motion to dismiss in full and with prejudice. The lead plaintiff has since appealed that dismissal and has filed an opening brief which was due to the court on November 3, 2025. The Company filed a response brief on January 2, 2026. The lead plaintiff filed a reply brief on February 6, 2026. On August 6, 2026, the parties presented oral arguments and are now awaiting a decision from the Fifth Circuit. The Company cannot make any predictions about the final outcome of this matter or the timing thereof but believes that plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
ITEM 1A.    Risk Factors
As of the date of this Quarterly Report on Form 10-Q, other than the below, there have not been any material changes to the information related to the Item 1A. “Risk Factors” disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described below and in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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

On April 2, 2026, the Company received a Staff Delisting Determination Letter from Nasdaq, notifying the Company that it was once again not in compliance with the Stockholders’ Equity Rule, nor was it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Company’s failure to comply with the Stockholders’ Equity Rule was based on the filing of its Annual Report on Form 10-K for the year ended December 31, 2025, reporting a stockholders’ deficit of ($7.0 million). The Company requested a hearing before the Panel, which was granted and was held on May 12, 2026. The hearing request automatically stayed any suspension or delisting action at least pending the hearing and the expiration of any additional extension period that may be granted by the Panel following the hearing. On May 21, 2026, the Company received a Compliance Notice from Nasdaq, notifying the Company that its request for additional time through August 14, 2026 to demonstrate compliance with the Stockholders’ Equity Rule was granted. The Company has provided an update to the Panel as to the Company’s progress toward demonstrating compliance with the Stockholders’ Equity Rule and requested additional time to demonstrate compliance past August 14, 2026. We are awaiting the Panel’s response to our request for an additional extension period to comply with the Stockholders’ Equity Rule.

On April 23, 2026, the Company received an Additional Staff Delisting Determination Letter from Nasdaq, notifying the Company that it was not in compliance with the Bid Price Rule based on the Company’s closing bid price being lower than $1.00 per share for thirty (30) consecutive business days. As described below, the Company implemented a 4-to-1 reverse stock split effective April 27, 2026, in order to regain compliance with the Bid Price Rule. On May 21, 2026, the Company received a Compliance Notice from Nasdaq, notifying the Company that it had evidenced compliance with the Bid Price Rule, due to the closing bid price for our Class A Common Stock having closed at or above $1.00 per share for over 20 consecutive business days.

On July 22, 2026, the SEC approved Nasdaq’s adoption of a new continued listing standard requiring companies listed on the Nasdaq Global Market and the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million. Although the SEC subsequently stayed the implementation of the new MVLS requirement on July 29, 2026 pending a request for review of the SEC approval and there is no current timeline for the completion of the SEC’s review, it is possible that the new MVLS requirement may become effective in the near-term. The consequences of failing to comply with the new MVLS requirement differ materially from, and are more severe than, those applicable to either the Stockholders’ Equity Rule or the Bid Price Rule. If the new rule becomes effective, Nasdaq may issue a Staff Delisting Determination to any company with an MVLS that remains below $5.0 million for 30 consecutive business days informing the company that it is immediately subject to suspension and delisting without Nasdaq first providing any cure or compliance period. While a company may appeal such determination, the request for a hearing would not stay a suspension from trading on Nasdaq during the appeal process (though the company’s common stock could trade on the OTC Markets pending the decision of the hearing panel during that period). Based on the current market price of our Class A common stock as of the date of this Quarterly Report on Form 10-Q, our MVLS is below the $5.0 million threshold. Accordingly, there can be no assurance that the Company will satisfy the MVLS requirement within the applicable period prescribed by Nasdaq if the SEC’s approval of the requirement is upheld upon completion of their review.

The Company is considering all available options to regain and maintain compliance with the Stockholders’ Equity Rule and the Bid Price Rule and to satisfy the new MVLS continued listing requirement in case such requirement becomes effective. There can be no assurances, however, that we will be successful in regaining compliance with or satisfying the continued listing requirements and maintaining the listing of our Class A Common Stock on the Nasdaq Capital Market. Delisting from the Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A Common Stock is delisted by the Nasdaq, the price of our Class A Common Stock may decline and our Class

A Common Stock may be eligible to trade on the OTC Markets or other over-the-counter quotation system, where an investor may find it more difficult to dispose of their Class A Common Stock or obtain accurate quotations as to the market value of our Class A Common Stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A Common Stock and the ability of our stockholders to sell our Class A Common Stock in the secondary market.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Description	Form	File Number	Date	Exhibit No.	Filed or Furnished herewith
3.1	Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	June 10, 2025	3.1
3.3	Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	August 11, 2025	3.1
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock	8-K	001-41261	October 20, 2025	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	10-Q	001-41261	November 12, 2025	3.5
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	January 12, 2026	3.1
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Direct Digital Holdings, Inc.	8-K	001-41261	April 28, 2026	3.1
3.8	Amended and Restated Bylaws of Direct Digital Holdings, Inc.	8-K	001-41261	February 16, 2022	3.2
10.1**	Twelfth Amendment and Waiver to Term Loan and Security Agreement, dated as of May 15, 2026, by and among Direct Digital, LLC, as borrower, Colossus Media, LLC, Huddled Masses LLC, Orange142, LLC, and Direct Digital Holdings, Inc., as guarantors, and Lafayette Square Loan Servicing, LLC, as administrative agent, and the various lenders thereto.	8-K	001-41261	May 21, 2026	10.1
10.2**	Letter Agreement, dated May 18, 2026, between Direct Digital Holdings, Inc. and Roth Principal Investments, LLC.	8-K	001-41261	May 21, 2026	10.2
10.3+	Amendment to Direct Digital Holdings, Inc. 2022 Omnibus Incentive Plan, as amended.	8-K	001-41261	July 31, 2026	10.1
31.1	Certification of the Chief Executive Officer of Direct Digital Holdings, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer of Direct Digital Holdings, Inc, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	Inline XBRL Instance Document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	Inline XBRL Extension Presentation Linkbase	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: August 14, 2026	DIRECT DIGITAL HOLDINGS, INC.

	By:	/s/ Diana P. Diaz
DIANA P. DIAZ
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)